Form 10-Q
period 1996-03-31
FOHP INC
filed 1996-05-15
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

For the quarterly period ended       March 31, 1996
                                     -------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------         ----------------------------

Commission File Number:         0-25944
                                ------------------------------------------------

                                   FOHP, Inc.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                      22-3314813
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (IRS Employer
   organization)                                             Identification No.)

2 Bridge Avenue, Building 6, Red Bank, New Jersey                07701-1106
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(908) 842 - 5000
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                      ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                      -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock-NJ, 2,100,173 outstanding as of May 13, 1996

                                   FOHP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
             Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -- March 31, 1996
               and December 31, 1995                                      3

             Condensed Consolidated Statements of Operations              4
               For the period January 1, 1996 to March 31, 1996
               For the period January 1, 1995 to March 31, 1995

             Condensed Consolidated Statements of Shareholders' Equity    5
               For the period January 1, 1995 to December 31, 1995
               For the period January 1, 1996 to March 31, 1996

             Condensed Consolidated Statements of Cash Flows              6
               For the period January 1, 1996 to March 31, 1996
               For the period January 1, 1995 to March 31, 1995

             Notes to Consolidated Financial Statements                   7

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations  10


                           PART II - OTHER INFORMATION


             Item 6.      Exhibits and Reports on Form 8-K               14

             Signature Page                                              15

                                  FOHP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        March 31,     December 31,
                                                                           1996           1995
                                                                      ------------    ------------
                                                                       (unaudited)     (audited)
Assets

Cash and cash equivalents                                             $ 23,134,587    $ 23,882,286
Accounts receivable from owners/ providers                              11,559,677       6,341,092
Other accounts receivable (net of allowance for doubtful accounts
  of $848,227 and $332,904, respectively)                                4,491,888       3,252,639
Prepaid expenses                                                           981,625         534,751
                                                                      ------------    ------------
Total current assets                                                    40,167,777      34,010,768

Long-term Assets:
  Restricted Cash                                                        1,218,014       1,200,801
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $957,722 and $770,460, respectively)              1,981,829       1,859,131
  Other assets                                                             601,764         291,133
                                                                      ------------    ------------
Total Assets                                                          $ 43,969,384    $ 37,361,833
                                                                      ============    ============


Liabilities and Shareholders' Equity
Current Liabilities:
  Medical claims payable                                              $ 34,589,110    $ 26,960,273
  Accrued expenses                                                       4,825,628       3,284,971
  Accounts and loans payable                                               877,410       1,006,131
  Unearned premium revenue                                                 544,205         341,092
  Other                                                                  1,218,012         890,327
                                                                      ------------    ------------
Total current liabilities                                               42,054,365      32,482,794

Shareholders' Equity:
  Common Stock, $.01 par value, 100,000,000 shares authorized,
   Common Stock-NJ, 2,100,173 shares issued and outstanding                 21,002          21,002
  Additional paid-in capital                                            30,648,489      30,648,489
  Accumulated deficit                                                  (28,754,472)    (25,790,452)
                                                                      ------------    ------------
Total shareholders' equity                                               1,915,019       4,879,039
                                                                      ------------    ------------
Total liabilities and shareholders' equity                            $ 43,969,384    $ 37,361,833
                                                                      ============    ============



                           See accompanying notes.

                                   FOHP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             For the period      For the period
                                             January 1, 1996    January 1, 1995
                                            to March 31, 1996  to March 31, 1995
                                            -----------------  -----------------
                                               (unaudited)        (unaudited)


Revenue:
  Premiums-hospitals/physicians               $ 34,350,853        $ 14,545,232
  Other premiums                                15,710,669          1,878,415
  Other, principally administrative fees         1,507,295           1,791,045
  Interest income                                  337,914             203,571
                                              ------------        ------------
Total Revenue                                   51,906,731          18,418,263
                                              ------------        ------------


Expenses:
  Medical and hospital services                 43,128,221          13,837,331
  Selling, general and administrative           11,550,914           5,990,934
  Depreciation and amortization                    189,208             139,417
  Interest                                           1,893              19,019
                                              ------------        ------------
Total Expenses                                  54,870,236          19,986,701
                                              ------------        ------------

Net loss before provision for income taxes      (2,963,505)         (1,568,438)

Provision for income taxes                             515
                                              ------------        ------------
Net loss                                      $ (2,964,020)       $ (1,568,438)
                                              ============        ============
Net loss per common share                     $      (1.41)       $      (1.00)
                                              ============        ============



                           See accompanying notes.

                                   FOHP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                Common Stock
                                                         -------------------------        Additional                        Total
                                                                              Par          Paid-In     Accumulated      Shareholders
                                                            Shares           Value         Capital        Deficit          Equity
                                                         ---------------------------------------------------------------------------


Balance at December 31, 1994                              1,060,053          10,601      15,341,561     (11,049,507)      4,302,655

   Reclassification of FOHP-NJ Practitioner Provider
     Common Stock from temporary equity                     511,800           5,118       7,671,882                       7,677,000
   Redemption of FOHP-NJ Practitioner Provider
     Common Stock                                              (100)             (1)         (1,499)                         (1,500)
   Conversion of following outstanding shares of
       FOHP-NJ Common Stock to FOHP, Inc.
       Common Stock - NJ:
         FOHP-NJ Institutional Provider                  (1,020,051)        (10,201)                                        (10,201)
         FOHP-NJ Other Provider                             (40,002)           (400)                                           (400)
         FOHP-NJ Practitioner Provider                     (511,700)         (5,117)                                         (5,117)
   FOHP, Inc. Common Stock - NJ
      issued (at $15 per share)                           2,100,173          21,002       7,931,516                       7,952,518
   Payment of issue costs                                                                  (294,971)                       (294,971)
   Net loss                                                                                             (14,740,945)    (14,740,945)
                                                         ---------------------------------------------------------------------------
Balance at December 31, 1995                              2,100,173          21,002      30,648,489     (25,790,452)      4,879,039

Net loss for the period January 1, 1996 to
     March 31, 1996                                                                                      (2,964,020)     (2,964,020)
                                                         ---------------------------------------------------------------------------

Balance at March 31, 1996 (unaudited)                    2,100,173       $   21,002    $ 30,648,489    $(28,754,472)   $  1,915,019
                                                         ===========================================================================


                           See accompanying notes.


                                   FOHP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                               For the period       For the period
                                                               January 1, 199       January 1, 1995
                                                              to March 31, 1996    to March 31, 1995
                                                              --------------------------------------
                                                                (unaudited)            (unaudited)

Cash flows from operating activities
Net loss                                                       $ (2,964,020)       $ (1,568,438)
Adjustments to reconcile net loss to cash flows from
  (used in) operating activities:
     Depreciation and amortization                                  189,208             139,417
     Provision for accounts receivable bad debts/retro terms        515,323
     Changes in operating assets and liabilities:
     Increase in accounts receivable                             (6,973,157)         (1,038,400)
     Increase in prepaid expenses                                  (446,874)           (234,536)
     Increase in other assets                                      (102,501)           (150,619)
     (Decrease) increase in accounts payable and
        accrued expenses                                          1,416,634            (407,919)
     Increase in medical claims payable                           7,628,837           5,070,345
     Increase in unearned premium revenue                           203,113             209,367
     Increase in other liabilities                                  327,685
                                                               --------------------------------
Net cash flows from (used in) operating activities                 (205,752)          2,019,217


Cash flows from investing activities
Increase in restricted cash                                         (17,213)           (101,904)
Purchases of furniture and fixtures                                (309,960)           (234,352)
                                                               --------------------------------
Net cash used in investing activities                              (327,173)           (336,256)

Cash flows from financing activities
Proceeds from short-term loan                                                         1,000,000
Repayment of debt                                                    (4,698)
Payment of stock issue costs                                       (210,076)             (6,940)
                                                               --------------------------------
Net cash provided by (used in) financing activities                (214,774)            993,060


Net increase (decrease) in cash and cash equivalents
 at the end of the period                                          (747,699)          2,676,021
Cash and cash equivalents at the beginning of the period         23,882,286          13,030,295
                                                               --------------------------------
Cash and cash equivalents at the end of the period             $ 23,134,587        $ 15,706,316
                                                               ================================

Interest paid for the period                                   $      1,544        $     19,019
                                                               ================================

Income taxes paid for the period                               $        515        $         --
                                                               ================================



                             See accompanying notes.

                                   FOHP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996


1.       General


FOHP, Inc. ("FOHP" or the "Holding Company") is a New Jersey corporation which was formed in May 1994. The Holding Company was formed to effect a reorganization (the "Reorganization") of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of FOHP-NJ's outstanding common stock for shares of the Holding Company's Common Stock-NJ. In connection with the Reorganization, FOHP-NJ distributed , as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Holding Company. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of FOHP. Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional health maintenance organizations in states other than New Jersey.

The Holding Company serves as the holding company for its wholly-owned subsidiaries to which it provides management and consulting services. The Holding Company's principal operating subsidiaries are FOHP-NJ and FMCO which was acquired by FOHP-NJ, in November 1994. FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. FMCO performs independent case management services for workers' compensation claims. Other wholly-owned subsidiaries of the Holding Company, each formed in 1995, include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc. ("FOHP-PA"), a Pennsylvania corporation, First Option Health Plan of Maryland, Inc. ("FOHP-MD"), a Maryland corporation, First Option Health Plan of Delaware, Inc. ("FOHP-DE"), a Delaware corporation, and FOHP Agency, Inc. ("FOHP Agency"), a New Jersey corporation. These newly formed subsidiaries are in the start-up phase. Each of FOHP-NY and FOHP-PA has filed an application for a COA to operate as an HMO in its state of incorporation.

The financial information for the three month periods ended March 31, 1996 and March 31, 1995 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.


2.       Basis of Presentation and Significant Accounting Policies

The Holding Company has incurred a loss of $2,964,020 for the three month period ended March 31, 1996 and has an accumulated deficit of $28,754,472 as of March 31, 1996. Also, in order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1996 statutory net worth requirements pursuant to its COA granted by the New Jersey Departments of Insurance and Health (the "Departments"), the Holding Company must generate sufficient operating profits and/or obtain additional equity financing. Management's plans include a program to generate operating profits by implementing enrollment mandates from owner/provider hospitals that have not met their membership commitments, by reducing the Holding Company's administrative cost structure and by reducing medical costs and statutory net worth requirements through the implementation of a reduced provider fee schedule and premium sharing agreements. The Holding Company also anticipates raising additional capital through the sale of common stock. In addition, the Holding Company has obtained certain financial commitments and guarantees which, in management's opinion, provide the capital necessary for FOHP-NJ to meet the Department's requirements for 1996. The satisfactory completion of these efforts and negotiations is essential in order for FOHP-NJ to meet its statutory net worth requirement through the year ending December 31, 1996. In addition, the financial commitments and guarantees and the Company's plans to meet the statutory net worth requirements are subject to the approval of the Departments, which approvals are currently being sought. Accordingly, these matters raise substantial doubt about the Holding Company's ability to continue as a going concern.

These consolidated financial statements have been prepared assuming the Holding Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The following are significant accounting policies of the Holding Company:

         Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Restricted Cash. FOHP-NJ is required to maintain, at a minimum, $1,000,000 on deposit with the New Jersey Department of Insurance.

         Other Assets. Included in other assets are deferred stock issue costs. Stock issue costs are accounted for using the offset method and represent legal, accounting, and other costs incurred for the stock offering. Under this method, stock issue costs are treated as a reduction of the amount received from the sale of the related common stock.

         Income Taxes. The Holding Company provides for income taxes based on income recognized for financial statement purposes. The Holding Company recognizes a deferred tax asset or liability for the expected future tax effects attributable to the temporary differences between the tax and financial statement basis of assets and liabilities. Deferred tax assets and liabilities are adjusted to reflect changes in tax rates or other provisions of applicable federal and state tax laws in the period in which such changes are enacted. Deferred tax assets are recognized unless it is more likely than not that some portion or all of the deferred tax assets will not be recovered.

         Per Share Data. Per share data are based on the weighted average number of shares of all classes of Common Stock outstanding during the comparative three month period ended March 31, 1996 and March 31, 1995 (2,100,173 at March 31, 1996 and 1,571,853 at March 31, 1995).


3.       Common Stock


At March 31, 1996, the authorized Common Stock of the Holding Company totaled 100 million shares. The authorized Common Stock of the Holding Company is comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock which may be classified by the Board of Directors as provided in the Certificate of Incorporation of the Holding Company. During 1995, the Holding Company issued 2,100,173 shares of Common Stock-NJ.

At December 31, 1994, the authorized common stock of FOHP-NJ, the predecessor to the Holding Company, totaled 10 million shares. The authorized common stock of FOHP-NJ was comprised of the following classes of common stock, $.01 par value:
Institutional Provider Common Stock; Practitioner

Provider Common Stock and Other Provider Common Stock. During 1994, FOHP-NJ issued 1,020,051 shares of Institutional Provider Common Stock, 511,800 shares of Practitioner Provider Common Stock, and 40,002 shares of Other Provider Common Stock.

The Certificate of Incorporation and By-Laws of the Holding Company include significant restrictions on the issuance and transfer of shares of Common Stock. The Certificate of Incorporation of the Holding Company requires that only health care providers who enter into and maintain a provider agreement with a subsidiary of the Holding Company may purchase the Holding Company's Common Stock. Acute care institutions which enter into a provider agreement with a subsidiary of the Holding Company may purchase shares of Common Stock directly or through an affiliate.

The Holding Company may, but is not obligated to, repurchase shares of Common Stock from any shareholder whose provider agreement terminates for any reason or upon the occurrence of certain events, as described in the Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Certificate of Incorporation.


4.       Statutory Net Worth & Dividend Restrictions

FOHP-NJ, pursuant to its COA to operate as an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth requirement at March 31, 1996 amounted to $7,334,000. In addition, under the terms of its COA, if statutory net worth is less than 125% of the minimum required ($9,168,000 at March 31, 1996), FOHP-NJ is required to submit a plan of action to the New Jersey Department of Insurance to remedy the shortfall. Without consideration to financial commitments and guarantees, discussed below and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I -- Item 2 hereof, statutory net worth at March 31, 1996 approximated ($1,869,000), which was $11,037,000 below the 125%
requirement. If effect is given to the financial commitments and guarantees, the statutory net worth at March 31, 1996 approximated $7,501,000. FOHP-NJ's plan (the "Plan") to meet its COA net worth requirements was presented to the Departments for approval, which approval is currently being sought. The Plan includes mandating enrollment from owners/providers, reducing administrative costs, and reducing medical costs and statutory net worth requirements through the implementation of a reduced physician fee schedule and premium sharing arrangements. In addition, the Holding Company has obtained certain financial commitments and guarantees which, in management's opinion, when combined with the other elements of the Plan, will enable FOHP-NJ to meet its statutory net worth requirement at March 31, 1996 and for the balance of the year.

In addition to the minimum statutory net worth requirement, FOHP-NJ may not pay dividends to its parent without prior approval of the Commissioner of Insurance.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operation.

Overview

         The Holding Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization which was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of the Holding Company. Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. Except for providing limited administrative assistance and consulting services to prepaid health service plans affiliated with providers to the Holding Company's subsidiaries, the Holding Company does not conduct, nor does management believe that it will conduct, any business other than to provide management and consulting services to its subsidiaries. All health care benefit products and services are, and will be, provided by the Holding Company's subsidiaries. The Holding Company does not intend to achieve profits by taking any action which could have an adverse effect on the operations of a subsidiary formed to operate as an HMO.

         FOHP-NJ, a New Jersey corporation, was formed in May 1993 to operate as an HMO in the State of New Jersey. FOHP-NJ received its COA in June 1994 to operate as an HMO in the service area encompassing the entire State of New Jersey and commenced operations on July 1, 1994. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Holding Company on June 8, 1995. Currently, it is the Holding Company's principal subsidiary.

         FOHP-NJ markets a comprehensive range of health care benefit plan products pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of March 15, 1996, FOHP-NJ had entered into provider agreements with fifty-one (51) acute care institutions ("NJ Acute Care Institutions"), approximately ten thousand (10,000) practitioners ("NJ Practitioners"), and approximately seventy-five (75) other health care providers ("NJ Other Providers"). The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one year term, by either party upon ninety (90) days notice; agreements with NJ Practitioners may be terminated by either party upon sixty (60) days notice. The agreements also may be terminated for breaches specified therein.

         FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ plan for any services paid for under such plan except for any applicable copayment.

         NJ Practitioners are paid pursuant to a fee schedule established by FOHP-NJ and are prohibited from billing members of a FOHP-NJ plan except for copayments and non-covered services, if any. Copayments, in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member.

         Subscriber contracts are entered into with large employer groups (50 or more employees) and small employer groups (less than 50 employees). Such contracts are generally for a term of one year, but may be canceled by the employer group upon thirty (30) days written notice. Under these contracts, FOHP-NJ has agreed to provide the employer groups with health insurance coverage in return for a monthly premium. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of 50 or more employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Premium revenue generated from subscriber contracts is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

Results of Operations
For the Period January 1, 1996 to March 31, 1996

         Premium Revenue. For the three month period ended March 31, 1996, medical premium revenue totaled $50.1 million or $33.7 million more than the $16.4 million of medical premium revenue generated during the same period in 1995. Medical premium revenue generated by the Holding Company during the three month period ended March 31, 1996 was substantially greater than the medical premium revenue generated by FOHP-NJ during the same period in 1995 due to the significant subscriber growth experienced since the end of the first quarter of 1995. Approximately 69% of medical premium revenue generated in the first three months of 1996 and approximately 89% of medical premium revenue generated in the first quarter of 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

         Other Revenue. Other revenue for the three month period ended March 31, 1996 was $1.8 million compared to $2.0 million of other revenue for the same period of the prior year. This decrease is attributed to a large self-insured group converting to an insured product and,as a result the group premium is now captured in premium revenue. Interest income increased by $134 thousand from $204 thousand in 1995 to $338 thousand in 1996. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in 1996.

         Medical Claims Costs. Total costs attributable to medical claims for the three month period ended March 31, 1996 were $43.1 million or $29.3 million higher than such costs incurred for the same period in 1995. The increase in medical claims costs from 1995 to 1996 was primarily attributable to an increase in enrollees in FOHP-NJ plans. Moreover, the increase in medical claims costs in 1996 is a direct function of the significant increase in medical premium revenue generated in 1996.

         Selling, General and Administrative Costs. Selling, general and administrative costs totaled $11.6 million for the three month period ended March 31. 1996 compared to $6.0 million incurred for the same period in 1995. This increase was the result of the significant growth of FOHP-NJ and the expansion activities of the Holding Company during 1996.

         Other Expenses. Depreciation and amortization expenses for the three month period ended March 31, 1996 increased by $50 thousand from the $139 thousand incurred during the same period in 1995. This increase was a result of the significant investment in capital equipment in 1995 and 1996. Interest expense decreased in 1996 to $2 thousand from the $19 thousand incurred for the same period in 1995. This decrease was primarily the result of the repayment of the short-term financing for the acquisition of FMCO.

Liquidity and Capital Resources

         Gross proceeds of approximately $12,400,000, received by FOHP-NJ from the private offering and sale of 826,708 shares of common stock in 1993, were sufficient to cover the expenses incurred by FOHP-NJ in connection with the formation and development of its business. In order to fund its continuing development activities, FOHP-NJ sold 744,445 shares of common stock in a public offering which closed on October 31, 1994. Gross proceeds received by FOHP-NJ as a result of the sale of stock in the public offering amounted to $11,166,675. Further, in order to fund its continuing development of HMOs in New York, Pennsylvania and several other states, the Holding Company sold 529,120 shares of Common Stock-NJ to NJ Practitioners in an offering which ended on September 1, 1995. Gross proceeds received by the Holding Company as a result of the sale of Common Stock-NJ in the offering to NJ Practitioners amounted to $7,937,000.

         FOHP-NJ is required by the New Jersey Department of Insurance to maintain a minimum statutory net worth. The minimum statutory net worth requirement at March 31, 1996 amounted to $7,334,000. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the New Jersey Department of Insurance a plan of action to address the deficiency or expected deficiency. The Holding Company believes that FOHP-NJ's statutory net worth at March 31, 1996 approximated $7,500,655, of which $9,369,000 represents the amount, as of March 31, 1996, of the Holding Company's capital obligation to FOHP-NJ, which is either secured by letters of credit or guaranteed.

         In the event that either the New Jersey Department of Insurance or the New Jersey Department of Health requires that FOHP-NJ obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ as an HMO licensed in New Jersey, the Holding Company is obligated to contribute such capital to FOHP-NJ. John L. Adessa, President and Chief Executive Officer of the Holding Company, William B. Roberts, Chairman of the Board of the Holding Company, and certain NJ Practitioners who own shares of Common Stock-NJ, have arranged for the issuance of letters of credit by various banks that provide, in the aggregate, $7,098,000 against which the Holding Company may draw if obliged to fund the payment of its obligations to FOHP-NJ so as to allow FOHP-NJ to remain in compliance with the statutory net worth and other capital requirements applicable to it. In addition, certain NJ Acute Care Institutions and Eligible Affiliates have guaranteed payment, in the aggregate, of $4,350,000 of the Holding Company's capital obligation to FOHP-NJ. The letter of credit and guarantees expire on either January 1 or January 2, 1997

         The New Jersey Department of Insurance is currently reviewing whether the amount of the Holding Company's capital obligation to FOHP-NJ, which is either secured by a letter of credit or guaranteed, is acceptable for inclusion in FOHP-NJ's net worth determination. If the New Jersey Department of Insurance does not permit such amount to be included in FOHP-NJ's statutory net worth determination, FOHP-NJ's statutory net worth at March 31, 1996 would be approximately $11,036,000 below the 125% minimum. FOHP-NJ has addressed this potential deficiency by submitting a Plan to the New Jersey Department of Insurance that outlines the actions which have been taken and the measures to be used by FOHP-NJ to correct the potential deficiency. The Plan also outlines the actions to be taken by the Holding Company to ensure that FOHP-NJ remains in compliance with applicable statutory net worth requirements in 1996.

         Pursuant to the Plan submitted to the New Jersey Department of Insurance, the Holding Company plans to increase capital in 1996 by effecting several operational changes, including implementing a program to generate increased operating profits by requiring NJ Acute Care Institutions which have not met their enrollment commitments to meet such commitments if they want to remain shareholders of the Holding Company and providers in the FOHP-NJ provider network, reducing the Holding Company's administrative cost structure and reducing medical costs through the implementation of a modified provider reimbursement schedule. The Holding Company also anticipates raising additional capital through the sale of Common Stock.

         In addition, the Holding Company is considering developing a revenue sharing plan which would allow certain FOHP-NJ providers share in the revenues of FOHP-NJ in exchange for prudent and appropriate utilization management by such providers. If FOHP-NJ develops and implements a revenue sharing plan, the statutory net worth required to be maintained by FOHP-NJ could be reduced.

         The New Jersey Department of Insurance has not reached a final determination on the plan of action submitted by FOHP-NJ and, therefore, the Holding Company cannot predict at this time what effect, if any, the matters addressed in the plan of action will have on the operations and business of FOHP-NJ or the Holding Company. As a result of this uncertainty, the Holding Company's independent auditors were unable to conclude in their report issued in connection with the audit of the Holding Company's financial statements for the year ended December 31, 1995, that the Holding Company will be able to continue as a going concern.

         In the event that the Holding Company does not raise or generate sufficient capital, whether through the sale of Common Stock or through operations, in order for FOHP-NJ to remain in compliance with the statutory net worth and other capital requirements applicable to it, the Holding Company may have to implement other means to preserve capital to make available to FOHP-NJ so that FOHP-NJ can remain in compliance with applicable statutory net worth and other capital requirements, such as (i) limit funding in connection with expansion efforts in New York, Pennsylvania and other states until such time as the Holding Company has sufficient capital reserves, and (ii) controlling expenses associated with the Holding Company's infrastructure.

         After the conclusion of fiscal 1996, the capital needs of the Holding Company will be dependent upon the success of the corrective actions implemented in 1996 and the growth of existing operations.

         Substantially all of the Holding Company's cash and cash equivalents are maintained within one financial institution. The majority of the funds are held within the trust department of such institution and therefore are not subject to the claims of general creditors of the bank. To further reduce the risk of loss, the Holding Company has invested substantially all of such funds in U.S. Treasury bills.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of earnings per share
Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - During the first quarter ended March 31, 1996, the following Current Report on Form 8-K was filed by the Holding Company with the Securities and Exchange Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported, February 6, 1996, with respect to the execution by the Holding Company and Atlantic Health, LLC of a letter of intent which contemplates the formation by such entities of a health maintenance organization in Maryland.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     FOHP, Inc.
                                    --------------------------------------------
                                                    (Registrant)



May 14, 1996                        /s/  John L. Adessa
- - ------------
                                    --------------------------------------------
   Date                                        (Signature)**
                                              John L. Adessa
                                         President and Chief Executive Officer





May 14, 1996                        /s/  James S. Vaccaro
- - ------------
                                    --------------------------------------------
   Date                                         (Signature)**
                                              James S. Vaccaro
                                    Principal Financial and Accounting Officer