Form 10-Q
period 1996-06-30
FOHP INC
filed 1996-08-14
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

For the quarterly period ended       June 30, 1996
                                     --------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------     ----------------------

Commission File Number: 0-25944


                                   FOHP, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                         22-3314813
- -------------------------------------                          ------------
 (State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                             Identification No.)

2 Bridge Avenue, Building 6, Red Bank, New Jersey              07701-1106
- --------------------------------------------------           -------------
(Address of principal executive offices)                       (Zip Code)

                                (908) 842 - 5000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


Common Stock-NJ, 2,100,173 shares outstanding as of August 13, 1996

                                      INDEX



                         PART I - FINANCIAL INFORMATION



                                                                        PAGE NO.

Item 1.   Financial Statements                                                 3

Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995    3

Condensed Consolidated Statements of Operations                                4
  For the period January 1 to June 30, 1996 & 1995
  For the period April 1 to June 30, 1996 & 1995

Condensed Consolidated Statements of Shareholders' Equity                      5
  For the period January 1, 1995 to December 31, 1995
  For the period January 1, 1996 to June 30, 1996

Condensed Consolidated Statements of Cash Flows                                6
  For the period January 1, 1996 to June 30, 1996
  For the period January 1, 1995 to June 30, 1995

Notes to Consolidated Financial Statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                    15

Signature Page                                                                16

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           June 30,         December 31,
                                                                            1996               1995
                                                                         -------------      ------------
                                                                          (unaudited)        (audited)
Assets
Cash and cash equivalents                                                $ 33,575,197       $ 23,882,286
Accounts receivable from owners/providers                                   7,642,216          6,341,092
Other accounts receivable (net of allowance for doubtful accounts
  of $176,048 and $332,904, respectively)                                   2,285,531          3,252,639
Prepaid expenses                                                              403,571            534,751
                                                                         ------------       ------------
Total current assets                                                       43,906,515         34,010,768

Long-term Assets:
  Restricted Cash                                                           1,232,665          1,200,801
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $1,182,791 and $770,460, respectively)               2,304,285          1,859,131
  Other assets                                                                232,858            291,133
                                                                         ------------       ------------
Total Assets                                                             $ 47,676,323       $ 37,361,833
                                                                         ============       ============


Liabilities and Shareholders' Equity
Current Liabilities:
  Medical claims payable                                                 $ 44,676,694       $ 26,960,273
  Accrued expenses                                                          3,887,237          3,284,971
  Accounts payable                                                          3,058,900            935,907
  Unearned premium revenue                                                    539,945            341,092
  Other                                                                     1,390,731            960,551
                                                                         ------------       ------------
Total current liabilities                                                  53,553,507         32,482,794
                                                                         ============       ============

Shareholders' Equity:
  Common Stock, $.01 par value, 100,000,000 shares authorized,
   Common Stock-NJ, 2,100,173 shares issued and outstanding                    21,002             21,002
  Additional paid-in capital                                               30,648,489         30,648,489
  Accumulated deficit                                                     (36,546,675)       (25,790,452)
                                                                         ------------       ------------
Total shareholders' (deficiency) equity                                    (5,877,184)         4,879,039
                                                                         ------------       ------------
Total liabilities and shareholders' equity                               $ 47,676,323       $ 37,361,833
                                                                         ============       ============

                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                 1996              1995             1996             1995
                                             ------------     -------------     ------------      -------------
                                             (unaudited)       (unaudited)      (unaudited)        (unaudited)

Revenue:
  Premiums-hospitals/physicians             $  33,627,616     $  16,897,439     $  67,978,469     $  31,442,671
  Other premiums                               21,182,170         3,898,477        36,892,839         5,776,892
  Other, principally administrative fees        2,374,189         2,043,871         3,881,484         3,834,916
  Interest income                                 413,265           290,932           751,179           494,503
                                            -------------     -------------     -------------     -------------
Total Revenue                               $  57,597,240        23,130,719       109,503,971        41,548,982
                                            -------------     -------------     -------------     -------------


Expenses:
  Medical and hospital services                50,257,395        18,133,874        93,385,616        31,971,205
  Selling, general and administrative          14,903,597         7,071,755        26,455,026        13,062,689
  Depreciation and amortization                   227,015           151,830           416,223           291,247
  Interest                                          1,436            58,131             3,329            77,150
                                            -------------     -------------     -------------     -------------
Total Expenses                                 65,389,443        25,415,590       120,260,194        45,402,291
                                            -------------     -------------     -------------     -------------
Net loss                                    $  (7,792,203)    $  (2,284,871)    $ (10,756,223)    $  (3,853,309)
                                            =============     =============     =============     =============
Net loss per common share                   $       (3.71)    $       (1.45)    $       (5.12)    $       (2.45)
                                            =============     =============     =============     =============


                             See accompanying notes
                                       4

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                 Common Stock
                                                          --------------------------    Additional                        Total
                                                                            Par          Paid-In        Accumulated    Shareholders
                                                           Shares           Value         Capital        Deficit         Equity
                                                          ----------      ---------    ------------     -----------    -------------

Balance at December 31, 1994                              1,060,053        $ 10,601     $15,341,561    $(11,049,507)    $ 4,302,655

   Reclassification of FOHP-NJ Practitioner Provider
     Common Stock from temporary equity                     511,800           5,118       7,671,882                       7,677,000
   Redemption of FOHP-NJ Practitioner Provider
     Common Stock                                              (100)             (1)         (1,499)                         (1,500)
   Conversion of following outstanding shares of
       FOHP-NJ Common Stock to FOHP, Inc.
       Common Stock - NJ:
         FOHP-NJ Institutional Provider                  (1,020,051)        (10,201)                                        (10,201)
         FOHP-NJ Other Provider                             (40,002)           (400)                                           (400)
         FOHP-NJ Practitioner Provider                     (511,700)         (5,117)                                         (5,117)
   FOHP, Inc. Common Stock - NJ
      issued (at $15 per share)                           2,100,173          21,002       7,931,516                       7,952,518
   Payment of issue costs                                                                  (294,971)                       (294,971)
   Net loss                                                                                             (14,740,945)    (14,740,945)
                                                          ---------          ------      ----------     -----------     -----------
Balance at December 31, 1995                              2,100,173          21,002      30,648,489     (25,790,452)      4,879,039

Net loss for the period January 1, 1996 to
     June 30, 1996                                                                                      (10,756,223)    (10,756,223)
                                                          ---------          ------      ----------     -----------     -----------

Balance at June 30, 1996 (unaudited)                      2,100,173         $21,002    $ 30,648,489    $(36,546,675)   $ (5,877,184)
                                                          =========         =======    ============    ============    ============



                             See accompanying notes
                                       5

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                            For the period      For the period
                                                           January 1, 1996      January 1, 1995
                                                           to June 30, 1996    to June 30, 1995
                                                          -----------------    ----------------
                                                             (unaudited)          (unaudited)

Cash flows from operating activities
Net loss                                                   $(10,756,223)       $ (3,853,309)
Adjustments to reconcile net loss to cash flows from
  (used in) operating activities:
     Depreciation and amortization                              416,223             291,247
     Amortization of investment discounts                       (31,864)            (14,427)
     Changes in operating assets and liabilities:
     Increase in accounts receivable, net                      (334,016)         (1,397,008)
     Decrease in prepaids and other current assets              131,180             222,675
     Decrease (increase) in other assets                         58,275            (760,119)
     Increase (decrease) in accounts payable and
        accrued expenses                                      2,725,259            (553,664)
     Increase in medical claims payable                      17,716,421           8,889,332
     Increase in unearned premium revenue                       198,853              46,132
     Increase (decrease) in other current liabilities           430,180              (8,670)
                                                           ------------        ------------
Net cash flows from operating activities                     10,554,288           2,862,189


Cash flows from investing activities
Increase in restricted cash                                                        (100,000)
Purchases of furniture and fixtures                            (861,377)           (414,249)
                                                           ------------        ------------
Net cash used in investing activities                          (861,377)           (514,249)

Cash flows from financing activities
Proceeds from short-term loan                                                     1,000,000
Redemption of common stock                                                           (1,500)
Payment of stock issue costs                                                        (19,638)
                                                           ------------        ------------
Net cash provided by financing activities                             0             978,862


Net increase in cash and cash equivalents
 at the end of the period                                     9,692,911           3,326,802
Cash and cash equivalents at the beginning of the period     23,882,286          13,030,295
                                                           ------------        ------------
Cash and cash equivalents at the end of the period         $ 33,575,197        $ 16,357,097
                                                           ============        ============
Interest paid for the period                               $      3,329        $     26,811
                                                           ============        ============

State income taxes paid for the period                     $      1,090        $      1,266
                                                           ============        ============

                             See accompanying notes
                                       6

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996


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

The financial information for the three and six month periods ended June 30, 1996 and June 30, 1995 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.


2.       Basis of Presentation and Significant Accounting Policies

The Holding Company has incurred a loss of $10,756,223 for the six month period ended June 30, 1996 and has an accumulated deficit of $36,546,675 as of June 30, 1996. In order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1996 statutory net worth requirements pursuant to its COA granted by the New Jersey Departments of Insurance and Health (the "Departments"), the Holding Company must generate sufficient operating profits and/or obtain additional equity financing. In an effort to increase capital in 1996, FOHP effected several operational changes. The operational changes made by FOHP included (a) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of FOHP and providers in the FOHP-NJ network, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP's administrative costs, and (c) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs. The Holding Company is also considering raising capital through private placement and/or public sale of common stock. The success of the Holding Company's efforts to increase capital in 1996 is essential in order for FOHP-NJ to meet its statutory net worth requirement through the year ending December 31, 1996. Accordingly, these matters raise substantial doubt about the Holding Company's ability to continue as a going concern.

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

         Cash and Cash Equivalents. Includes approximately $1,074,000 that is not currently available for operations. Such amount consists of refundable moneys collected from third parties wanting to secure a place in the anticipated New York provider network.

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

         Per Share Data. Per share data are based on the weighted average number of shares of all classes of Common Stock outstanding during the comparative six month period ended June 30, 1996 and June 30, 1995 (2,100,173 at June 30, 1996 and 1,571,753 at June 30, 1995).


3.       Common Stock


At June 30, 1996, the authorized Common Stock of the Holding Company totaled 100 million shares. The authorized Common Stock of the Holding Company is comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock which may be classified by the Board of Directors as provided in the Certificate of Incorporation of the Holding Company.
During 1995, the Holding Company issued 2,100,173 shares of Common Stock-NJ.

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


4.       Statutory Net Worth & Dividend Restrictions

FOHP-NJ, pursuant to its COA to operate as an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth requirement at June 30, 1996 amounted to $9,309,000. In addition, under the terms of its COA, if statutory net worth is less than 125% of the minimum required ($11,637,000 at June 30, 1996), FOHP-NJ is required to submit a plan of action to the New Jersey Department of Insurance to remedy the shortfall. Without consideration to financial commitments and guarantees, discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof, statutory net deficiency at June 30, 1996 approximated $6,655,000, which was $18,292,000 below the 125%
requirement. FOHP-NJ's plan of action to meet its COA net worth requirements was presented in April, 1996 to the Departments for approval. The plan of action is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof. On June 12, 1996, the Departments approved the plan of action subject to certain reporting and other conditions. Such conditions are also discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION




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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of June 1996, FOHP-NJ had entered into provider agreements with fifty-one (51) acute care institutions ("NJ Acute Care Institutions"), approximately ten thousand (10,000) practitioners ("NJ Practitioners"), and approximately seventy-five (75) other health care providers ("NJ Other Providers"). The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one year term, by either party upon ninety (90) days notice; agreements with NJ Practitioners may be terminated by either party upon sixty (60) days notice. The agreements also may be terminated for breaches specified therein.

FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of an FOHP-NJ plan for any services paid for under such plan except for any applicable copayment.

NJ Practitioners are paid pursuant to a fee schedule established by FOHP-NJ and are prohibited from billing members of an FOHP-NJ plan except for copayments and non-covered services, if any. Copayments, in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Premium Revenue. For the three-month period ended June 30, 1996, medical premium revenue totaled $54,810,000 or $34,014,000 more than the $20,796,000 of medical premium revenue generated during the same period in 1995. Medical premium revenue generated by the Holding Company during the three-month period ended June 30, 1996 was substantially greater than the medical premium revenue generated by FOHP-NJ during the same period in 1995 due to the significant subscriber growth experienced since the end of the second quarter of 1995. Approximately 61% of medical premium revenue generated in the second quarter of 1996 and approximately 81% of medical premium revenue generated in the second quarter of 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees for the three-month period ended June 30, 1996 was $2,374,000 compared to $2,044,000 of other revenue for the same period of the prior year. This increase is attributed to the significant subscriber growth in self-insured products. Interest income for the second quarter of 1996 was $413,000, a $122,000 increase from the $291,000 generated in the second quarter of 1995. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in 1996.

Medical and Hospital Service Expenses. Total expenses versus total costs attributable to medical and hospital services for the three-month period ended June 30, 1996 were $50,257,000 or $32,124,000 higher than such expenses incurred for the same period in 1995. The increase in medical and hospital service expenses from 1995 to 1996 was primarily attributable to a significant increase in enrollees in FOHP-NJ plans. In addition, for the three-month period ended June 30, 1996, the percentage of medical expenses to premium dollars was higher than the percentage of medical expenses to premium dollars for the previous quarter. The Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative costs totaled $14,904,000 for the three-month period ended June 30, 1996 compared to $7,072,000 incurred for the same period in 1995. This increase was the result of the significant growth of FOHP-NJ and the expansion activities of the Holding Company during 1996.

Other Expenses. Depreciation and amortization expenses for the three-month period ended June 30, 1996 increased by $75,000 from the $152,000 incurred during the same period in 1995. This increase was a result of the significant investment in capital equipment in the end of 1995 and the beginning of 1996. Interest expense decreased in 1996 to $1,000 from the $58,000 thousand incurred for the same period in 1995. This decrease was primarily the result of the repayment of the short-term financing for the acquisition of FMCO.

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Premium Revenue. For the six-month period ended June 30, 1996, medical premium revenue totaled $104,871,000 or $67,652,000 more than the $37,219,000 of medical premium revenue generated during the same period in 1995. Medical premium revenue generated by the Holding Company during the period ended June 30, 1996 was substantially greater than the medical premium revenue generated by FOHP-NJ during the same period in 1995 due to the significant subscriber growth experienced since the end of the second quarter of 1995. Approximately 65% of medical premium revenue generated in the first six months of 1996 and approximately 84% of medical premium revenue generated in the first six months of 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees for the six-month period ended June 30, 1996 was $3,881,000 compared to $3,833,000 of other revenue for the same period of the prior year. Interest income for the first six months of 1996 was $751,000, a $256,000 increase from the $495,000 generated in the first six months of 1995. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in the first six months of 1996.

Medical and Hospital Service Expenses. Total expenses versus total costs attributable to medical and hospital services for the six-month period ended June 30, 1996 were $93,386,000 or $61,415,000 higher than such expenses incurred for the same period in 1995. The increase in medical and hospital service expenses from 1995 to 1996 was primarily attributable to an increase in enrollees in FOHP-NJ plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses versus costs totaled $26,455,000 during the first six months of 1996 compared to $13,063,000 incurred for the same period in 1995. This increase was the result of the significant growth of FOHP-NJ and the expansion activities of the Holding Company during 1996.

Other Expenses. Depreciation and amortization expenses for the six-month period ended June 30, 1996 increased by $125,000 from the $291,000 incurred during the same period in 1995. This increase was a result of the significant investment in capital equipment in the end of 1995 and the beginning of 1996. Interest expense decreased in the first six months of 1996 to $3,000 from the $77,000 incurred for the same period in 1995. This decrease was primarily the result of the repayment of the short-term financing for the acquisition of FMCO.

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

FOHP-NJ is required by the New Jersey Department of Insurance, ("DOI") to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the DOI a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below the 125% of the minimum requirement. FOHP-NJ addressed this potential deficiency by submitting in April 1996 a plan of action to the DOI which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. The plan of action also outlined the actions to be taken by FOHP and FOHP-NJ to ensure that FOHP-NJ remained in compliance with applicable statutory net worth requirements in 1996.

The plan of action submitted by FOHP-NJ provides that in the event that either the DOI or the New Jersey Department of Health ("DOH") requires that FOHP-NJ obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ as an HMO licensed in New Jersey, FOHP will contribute such capital to FOHP-NJ. To assure that FOHP has sufficient capital to contribute to FOHP-NJ in the event that FOHP-NJ is required to obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to it, certain officers, directors, and shareholders of FOHP either (i) arranged for the issuance of letters of credit by various banks, against which FOHP may draw if required to fund the payment of its obligations to FOHP-NJ so as to allow FOHP-NJ to remain in compliance with the statutory net worth and other capital requirements applicable to it, or (ii) guaranteed a portion of FOHP's capital obligation to FOHP-NJ. In addition, pursuant to the plan of action, FOHP effected several operational changes in order to increase capital in 1996. The operational changes made by FOHP included (a) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of FOHP and providers in the FOHP-NJ network, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP's administrative costs, and (c) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs.

On June 12, 1996, the DOI and DOH approved FOHP-NJ's plan of action subject to certain reporting and other conditions. Such conditions include: (i) the submission of a monthly report to the DOI which is to contain a comparison of actual results for the month just ended to the budgeted results for such month;
(ii) the administrative expenses saving measures specified in the plan of action including the hiring freeze and the suspension of bonuses and consultant use, shall not be discontinued or modified unless the DOI has received written notice of any such proposed discontinuance or modification and has not objected to the proposed discontinuance or modification within five (5) days of receiving such notice; (iii) the submission to the DOI of the minutes of any FOHP or FOHP-NJ board meeting and the minutes of certain committee meetings within thirty (30) days of the date of any such meeting; (iv) neither FOHP nor FOHP-NJ shall enter into any joint venture, acquisition, merger, intercompany related party transaction, or other material transaction (defined as one half of one percent or greater of net admitted assets as of the prior year) without the prior written approval of the DOI; (v) neither FOHP nor FOHP-NJ shall declare or apply any dividends or bonuses or make any distributions other than in the course of ordinary business without the prior written approval of the DOI; (vi) any proceeds from the sale of FOHP stock to New Jersey providers must first be used to pay the payable from FOHP to FOHP-NJ; (vii) a claim reserve lag study shall be provided to the DOI on a quarterly basis in a format prescribed by the DOI; (viii) prior written approval of the Commissioner of the DOI must be obtained before either FOHP or FOHP-NJ makes any expenditure related to activities in jurisdictions other than New Jersey; and (ix) on or before October 1, 1996, at least one third of the members of each committee of the Boards of Directors of FOHP and FOHP-NJ shall be persons who are not affiliated with FOHP or FOHP-NJ or any subsidiaries thereof, and who do not have any contractual relationship with FOHP or FOHP-NJ or any subsidiaries thereof, including any health care provider in the FOHP-NJ provider network. The aforementioned conditions are to continue until the DOI and DOH issue a written determination that (a) FOHP-NJ has had two (2) consecutive quarters with a net gain from operations in each quarter of at least $2 million,
(b) FOHP-NJ surplus equals or exceeds 125% of its minimum net worth requirement for the same two consecutive quarters, and (c) the payable from FOHP to FOHP-NJ has been paid in full. The Company intends to comply with each of the conditions established by the DOI and DOH. The Board of Directors of FOHP is currently reviewing various changes to FOHP's governance structure which the Company believes will address the condition set forth in Subsection (ix) above. Further, the Holding Company is also considering raising capital through one or more private placements and/or public offerings of its common stock.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 - See attached exhibit on following page regarding computation of earnings per share.

Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - During the second quarter ended June 30, 1996, the following Current Reports on Form 8-K were filed by the Holding Company with the Securities and Exchange Commission:

     Form 8-K (Item 5. Other Events), date of earliest event reported, May 2, 1996, with respect to the execution by the Holding Company and QualCare, Inc. ("QualCare") of a letter of intent which contemplated the issuance of FOHP stock to the shareholders of QualCare in exchange for their interest in QualCare and cash.

     Form 8-K (Item 5. Other Events), date of earliest event reported, June 12, 1996, with respect to (i) the termination of the letter of intent between FOHP and QualCare, and (ii) the expiration of the letter of intent between FOHP and Atlantic Health, LLC.

     Form 8-K (Item 5. Other Events), date of earliest event reported, June 12, 1996, with respect to (i) the New Jersey Departments of Insurance and Health approval of the plan of action submitted by FOHP-NJ to address a potential deficiency to statutory net worth, and (ii) the replacement of the President and Chief Executive Officer of FOHP.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              FOHP, Inc.
                               ----------------------------------------
                                             (Registrant)



      Aug. 14, 1996            /s/  John W. Rohfritch
      -------------            -----------------------------------------
         Date                             (Signature)**
                                       John W. Rohfritch
                               President and Chief Executive Officer





      Aug. 14, 1996            /s/  Albert E. Wareikis
      -------------            ------------------------------------------
         Date                              (Signature)**
                                         Albert E. Wareikis
                               Principal Financial and Accounting Officer