Form 10-Q
period 1996-09-30
FOHP INC
filed 1996-11-14
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------
Commission File Number:        0-25944
                               -----------------------------------------

                                   FOHP, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                        22-3314813
 ------------------------------                        -------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


      2 Bridge Avenue, Building 6,
      Red Bank, New Jersey                                 07701-1106
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (908) 842-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



       ------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                          ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock-NJ, 2,100,173 shares outstanding as of November 12, 1996


                                                      INDEX                                                          PAGE NO.


                         PART I - FINANCIAL INFORMATION
              Item 1.     Financial Statements                                                                          3

              Condensed Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                          3

              Condensed Consolidated Statements of Operations                                                           4
                For the period January 1 to September 30, 1996 & 1995
                For the period July 1 to September 30, 1996 & 1995

              Condensed Consolidated Statements of Shareholders' Equity                                                 5
                For the period January 1, 1995 to December 31, 1995
                For the period January 1, 1996 to September 30, 1996

              Condensed Consolidated Statements of Cash Flows                                                           6
                For the period January 1, 1996 to September 30, 1996
                For the period January 1, 1995 to September 30, 1995

              Notes to Consolidated Financial Statements                                                                7

              Item 2.     Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                                     10


                                                   PART II - OTHER INFORMATION


              Item 6.     Exhibits and Reports on Form 8-K                                                              15

              Signature Page                                                                                            16


                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               September 30,           December 31,
                                                                                                   1996                    1995
                                                                                               -------------           ------------
                                                                                                (unaudited)             (audited)

Assets
Cash and cash equivalents ............................................................          $ 38,532,881           $ 23,882,286
Accounts receivable from owners/ providers ...........................................            10,050,596              6,341,092
Other accounts receivable (net of allowance for doubtful accounts
  of $607,897 and $290,300, respectively) ............................................             1,944,828              3,252,639
Prepaid expenses .....................................................................               806,557                534,751
                                                                                                ------------           ------------
Total current assets .................................................................            51,334,862             34,010,768

Long-term Assets:
  Restricted Cash ....................................................................             1,249,183              1,200,801
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $1,423,476 and $770,460, respectively) ........................             2,267,106              1,859,131
  Other assets .......................................................................               571,375                291,133
                                                                                                ------------           ------------
Total Assets .........................................................................          $ 55,422,526           $ 37,361,833
                                                                                                ============           ============


Liabilities and Shareholders' Equity
Current Liabilities:
  Medical claims payable .............................................................          $ 55,837,480           $ 26,960,273
  Accrued expenses ...................................................................             4,070,585              3,284,971
  Accounts payable ...................................................................             1,985,462                935,907
  Unearned premium revenue ...........................................................             1,116,223                341,092
  Other ..............................................................................             1,375,505                960,551
                                                                                                ------------           ------------
Total current liabilities ............................................................            64,385,255             32,482,794


Shareholders' Equity:
  Common Stock, $.01 par value, 100,000,000 shares authorized,
   Common Stock-NJ, 2,100,173 shares issued and outstanding ..........................                21,002                 21,002
  Additional paid-in capital .........................................................            30,648,489             30,648,489
  Accumulated deficit ................................................................           (39,632,220)           (25,790,452)
                                                                                                ------------           ------------
Total shareholders' (deficiency) equity ..............................................            (8,962,729)             4,879,039
                                                                                                ------------           ------------
Total liabilities and shareholders' equity ...........................................          $ 55,422,526           $ 37,361,833
                                                                                                ============           ============

                             See accompanying notes
                                        3

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                                1996             1995           1996            1995
                                            ------------     ------------   ------------    ------------
                                            (unaudited)      (unaudited)    (unaudited)     (unaudited)

Revenue:
  Premiums-hospitals/physicians ........   $ 33,002,584     $ 22,329,269   $ 100,981,053    $ 53,771,940
  Other premium revenue ................     33,979,097        8,135,977      70,871,936      13,912,869
  Other, principally administrative
    fees ...............................      1,946,321        1,728,751       5,827,805       5,563,667
  Interest income ......................        539,411          295,959       1,290,590         790,462
                                           ------------     ------------   -------------    ------------
Total Revenue ..........................   $ 69,467,413     $ 32,489,956   $ 178,971,384    $ 74,038,938
                                           ------------     ------------   -------------    ------------

Expenses:
  Medical and hospital services ........     60,276,481       25,932,957     153,662,097      57,904,162
  Selling, general and administrative ..     12,030,948        7,902,541      38,485,974      20,965,230
  Depreciation and amortization ........        242,630          179,637         658,853         470,884
  Interest .............................          2,899           23,670           6,228         100,820
                                           ------------     ------------   -------------    ------------
Total Expenses .........................     72,552,958       34,038,805     192,813,152      79,441,096
                                           ------------     ------------   -------------    ------------


Net loss ...............................   $ (3,085,545)      (1,548,849)  $ (13,841,768)   $ (5,402,158)
                                           ============     ============   =============    ============

Net loss per common share ..............   $      (1.47)    $      (0.99)  $       (6.59)          (3.44)
                                           ============     ============   =============    ============

                             See accompanying notes
                                       4

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  Common Stock
                                                            -----------------------    Additional                        Total
                                                                              Par        Paid-In      Accumulated     Shareholders
                                                              Shares         Value       Capital        Deficit          Equity
                                                            ----------      -------    ----------    ------------     -------------

Balance at December 31, 1994 ............................   1,060,053       10,601     15,341,561    (11,049,507)        4,302,655

   Reclassification of FOHP-NJ Practitioner Provider
     Common Stock from temporary equity .................     511,800        5,118      7,671,882                        7,677,000
   Redemption of FOHP-NJ Practitioner Provider
     Common Stock .......................................        (100)          (1)        (1,499)                          (1,500)
   Conversion of following outstanding shares of
       FOHP-NJ Common Stock to FOHP, Inc. ...............
       Common Stock - NJ:
         FOHP-NJ Institutional Provider .................  (1,020,051)     (10,201)                                        (10,201)
         FOHP-NJ Other Provider .........................     (40,002)        (400)                                           (400)
         FOHP-NJ Practitioner Provider ..................    (511,700)      (5,117)                                         (5,117)
   FOHP, Inc. Common Stock - NJ
      issued ............................................   2,100,173       21,002      7,931,516                        7,952,518
   Payment of issue costs ...............................                                (294,971)                        (294,971)
   Net loss .............................................                                            (14,740,945)      (14,740,945)
                                                           ----------      -------     ----------    -----------       -----------
Balance at December 31, 1995 ............................   2,100,173       21,002     30,648,489    (25,790,452)        4,879,039

Net loss for the period January 1, 1996 to
     September 30, 1996 .................................                                            (13,841,768)      (13,841,768)
                                                           ----------      -------     ----------    -----------       -----------


Balance at September 30, 1996 (unaudited) ...............   2,100,173       21,002     30,648,489   $(39,632,220)     $ (8,962,729)
                                                           ==========      =======     ==========   ============      ============

                             See accompanying notes
                                       5

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the period           For the period
                                                                                  January 1, 1996         January 1, 1995
                                                                                  to Sept 30, 1996        to Sept 30, 1995
                                                                                  ----------------        ----------------
                                                                                    (unaudited)             (unaudited)

Cash flows from operating activities
Net loss                                                                             $(13,841,768)           $ (5,402,158)
Adjustments to reconcile net loss to cash flows from
  (used in) operating activities:
     Depreciation and amortization                                                        658,853                 470,884
     Amortization of investment discounts                                                 (26,466)                (35,701)
     Changes in operating assets and liabilities:
     Increase in accounts receivable, net                                              (2,401,693)             (2,443,929)
     (Increase) decrease in prepaids and other current assets                            (271,806)                222,621
     Increase in other assets                                                            (307,996)               (566,808)
     Increase (decrease) in accounts payable and
        accrued expenses                                                                1,835,169              (1,326,899)
     Increase in medical claims payable                                                28,877,207              16,550,013
     Increase (decrease) in unearned premium revenue                                      775,131                 (79,024)
     Increase (decrease) in other current liabilities                                     414,954                 (14,096)
                                                                                     ------------            ------------
Net cash flows from operating activities                                               15,711,585               7,374,903


Cash flows from investing activities
Increase in restricted cash                                                                  --                  (700,000)
Purchases of furniture and fixtures                                                    (1,060,990)               (785,534)
                                                                                     ------------            ------------
Net cash used in investing activities                                                  (1,060,990)             (1,485,534)

Cash flows from financing activities
Proceeds from short-term loan                                                                --                 1,000,000
Common stock subscribed                                                                      --                 7,837,125
Redemption of common stock                                                                   --                    (1,500)
Payment of stock issue costs                                                                 --              $    (23,046)
                                                                                     ------------            ------------
Net cash provided by financing activities                                                    --                 8,812,579

Net increase in cash and cash equivalents
 at the end of the period                                                              14,650,595              14,701,948
Cash and cash equivalents at the beginning of the period                               23,882,286              13,030,295
                                                                                     ------------            ------------
Cash and cash equivalents at the end of the period                                   $ 38,532,881            $ 27,732,243
                                                                                     ============            ============


Interest paid for the period                                                         $      6,228            $     58,663
                                                                                     ============            ============

State income taxes paid for the period                                               $      1,198            $      1,328
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

                               September 30, 1996


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

The financial information for the three and six month periods ended September 30, 1996 and September 30, 1995 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.


2. Basis of Presentation and Significant Accounting Policies

The Holding Company has incurred a loss of $13,841,768 for the nine month period ended September 30, 1996 and has an accumulated deficit of $39,632,220 as of September 30, 1996. In order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1996 statutory net worth requirements pursuant to its COA granted by the New Jersey Departments of Banking and Insurance and Health and Senior Services (the "Departments"), the Holding Company must generate sufficient operating profits and/or obtain additional equity financing. In an effort to increase capital in 1996, FOHP effected several operational changes. The operational changes made by FOHP included (a) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of FOHP and providers in the FOHP-NJ network, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP's administrative costs, and (c) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs.

The Holding Company is also considering raising capital through private placement and/or public sale of common stock. In that connection, in October 1996, the Holding Company and FOHP-NJ entered into a Securities Purchase Agreement (the "Purchase Agreement") with Health Systems International, Inc. ("HSI"), a Delaware corporation which is headquartered in Pueblo, Colorado and Woodland Hills, California. HSI is a managed health care organization which provides a wide range of health care services through HMOs located in California, Connecticut, Pennsylvania, New Jersey, Washington, Oregon, Idaho, Colorado and New Mexico. Pursuant to the purchase agreement, HSI will, among other things, infuse $30 million into the Holding Company through the purchase of convertible subordinated surplus debentures (the "Debentures"). The closing of the purchase agreement is expected to occur by year end 1996 and is subject to regulatory and shareholder approval.

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

         Cash and Cash Equivalents. Includes approximately $1,087,000 that is not currently available for operations. Such amount consists of refundable moneys collected from third parties wanting to secure a place in the anticipated New York provider network.

         Restricted Cash. FOHP-NJ is required to maintain, at a minimum, $1,000,000 on deposit with the New Jersey Department of Banking and Insurance.

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

         Per Share Data. Per share data are based on the weighted average number of shares of all classes of Common Stock outstanding during the comparative nine month period ended September 30, 1996 and September 30, 1995 (2,100,173 at September 30, 1996 and 1,571,786 at September 30, 1995).

3. Common Stock

At September 30, 1996, the authorized Common Stock of the Holding Company totaled 100 million shares. The authorized Common Stock of the Holding Company is comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock which may be classified by the Board of Directors as provided in the Certificate of Incorporation of the Holding Company. During 1995, the Holding Company issued 2,100,173 shares of Common Stock-NJ.

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


4. Statutory Net Worth & Dividend Restrictions

FOHP-NJ, pursuant to its COA to operate as an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth requirement at September 30, 1996 amounted to $11,951,000. In addition, under the terms of its COA, if statutory net worth is less than 125% of the minimum required ($14,938,000 at September 30, 1996), FOHP-NJ is required to submit a plan of action to the New Jersey Department of Banking and Insurance to remedy the shortfall. Without consideration to financial commitments and guarantees, discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof, FOHP-NJ's statutory net worth deficiency at September 30, 1996 approximated $9,252,000, which was $24,190,000 below the 125% requirement. FOHP-NJ's plan of action to meet its COA net worth requirements was presented in April, 1996 to the Departments for approval. The plan of action is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I -
Item 2 hereof. On June 12, 1996, the Departments approved the plan of action subject to certain reporting and other conditions. Such conditions are also discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. As part of FOHP-NJ's plan of action to address its statutory net worth deficiency, FOHP-NJ and the Holding Company have entered into a purchase agreement with HSI, pursuant to which HSI will, among other things, infuse $30 million into the Holding Company through the purchase of the Debentures.

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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of September 1996, FOHP-NJ had entered into provider agreements with fifty-one (51) acute care institutions ("NJ Acute Care Institutions"), approximately ten thousand (10,000) practitioners ("NJ Practitioners"), and approximately seventy-five (75) other health care providers ("NJ Other Providers"). The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one year term, by either party upon ninety (90) days notice; agreements with NJ Practitioners may be terminated by either party upon sixty (60) days notice. The agreements also may be terminated for breaches specified therein.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(CONTINUED)


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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Premium Revenue. For the three-month period ended September 30, 1996, medical premium revenue totaled $66,982,000 or $36,517,000 more than the $30,465,000 of medical premium revenue generated during the same period in 1995. Medical premium revenue generated by the Holding Company during the three-month period ended September 30, 1996 was substantially greater than the medical premium revenue generated by the Holding Company during the same period in 1995 due to the significant subscriber growth experienced since the end of the third quarter of 1995. Approximately 49% of medical premium revenue generated in the third quarter of 1996 and approximately 73% of medical premium revenue generated in the third quarter of 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the three-month period ended September 30, 1996 was $1,946,000 compared to $1,729,000 of other revenue for the same period of the prior year. This increase is attributed to the significant subscriber growth in self-insured products. Interest income for the third quarter of 1996 was $539,000, a $243,000 increase from the $296,000 generated in the third quarter of 1995. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in 1996.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the three-month period ended September 30, 1996 were $60,276,000 or $34,343,000 higher than expenses incurred for the same period in 1995. The increase in medical and hospital service expenses from 1995 to 1996 was primarily attributable to a significant increase in enrollees in FOHP-NJ plans. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $12,031,000 for the three-month period ended September 30, 1996 compared to $7,903,000 incurred for the same period in 1995. This increase was the result of the significant growth of FOHP-NJ and the expansion activities of the Holding Company during 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(CONTINUED)


Other Expenses. Depreciation and amortization expenses for the three-month period ended September 30, 1996 increased by $63,000 from the $180,000 incurred during the same period in 1995. This increase was a result of the significant investment in capital equipment in the end of 1995 and the beginning of 1996. Interest expense decreased in 1996 to $3,000 from the $24,000 incurred for the same period in 1995. This decrease was primarily the result of the repayment of the short-term financing for the acquisition of FMCO.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Premium Revenue. For the nine-month period ended September 30, 1996, medical premium revenue totaled $171,853,000 or $104,168,000 more than the $67,685,000 of medical premium revenue generated during the same period in 1995. Medical premium revenue generated by the Holding Company during the period ended September 30, 1996 was substantially greater than the medical premium revenue generated by FOHP-NJ during the same period in 1995 due to the significant subscriber growth experienced since the end of the third quarter of 1995. Approximately 59% of medical premium revenue generated in the first nine months of 1996 and approximately 79% of medical premium revenue generated in the first nine months of 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the nine-month period ended September 30, 1996 was $5,828,000 compared to $5,564,000 of other revenue for the same period of the prior year. Interest income for the first nine months of 1996 was $1,291,000, a $501,000 increase from the $790,000 generated in the first nine months of 1995. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in the first nine months of 1996.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the nine-month period ended September 30, 1996 were $153,662,000 or $95,758,000 higher than expenses incurred for the same period in 1995. The increase in medical and hospital service expenses from 1995 to 1996 was primarily attributable to an increase in enrollees in FOHP-NJ plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $38,486,000 during the first nine months of 1996 compared to $20,965,000 incurred for the same period in 1995. This increase was the result of the significant growth of FOHP-NJ and the expansion activities of the Holding Company during 1996.

Other Expenses. Depreciation and amortization expenses for the nine-month period ended September 30, 1996 increased by $188,000 from the $471,000 incurred during the same period in 1995. This increase was a result of the significant investment in capital equipment in the end of 1995 and the beginning of 1996. Interest expense decreased in the first nine months of 1996 to $6,000 from the $101,000 incurred for the same period in 1995. This decrease was primarily the result of the repayment of the short-term financing for the acquisition of FMCO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(CONTINUED)


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

FOHP-NJ is required by the New Jersey Department of Banking and Insurance, ("DOI") to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the DOI a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below the 125% of the minimum requirement. FOHP-NJ addressed this potential deficiency by submitting in April 1996 a plan of action to the DOI which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. The plan of action also outlined the actions to be taken by FOHP and FOHP-NJ to ensure that FOHP-NJ remained in compliance with applicable statutory net worth requirements in 1996.

The plan of action submitted by FOHP-NJ provides that in the event that either the DOI or the New Jersey Department of Health and Senior Services ("DOH") requires that FOHP-NJ obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ as an HMO licensed in New Jersey, FOHP will contribute such capital to FOHP-NJ. To assure that FOHP has sufficient capital to contribute to FOHP-NJ in the event that FOHP-NJ is required to obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to it, certain directors and shareholders of FOHP either (I) arranged for the issuance of letters of credit by various banks, against which FOHP may draw if required to fund the payment of its obligations to FOHP-NJ so as to allow FOHP-NJ to remain in compliance with the statutory net worth and other capital requirements applicable to it, or (ii) guaranteed a portion of FOHP's capital obligation to FOHP-NJ. In addition, pursuant to the plan of action, FOHP effected several operational changes in order to increase capital in 1996. The operational changes made by FOHP included (a) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP's administrative costs, and (c) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of FOHP and providers in the FOHP-NJ network.

On June 12, 1996, the DOI and DOH approved FOHP-NJ's plan of action subject to certain reporting and other conditions. Such conditions include: (I) the submission of a monthly report to the DOI which is to contain a comparison of actual results for the month just ended to the budgeted results for such month;
(ii) the administrative expenses saving measures specified in the plan of action including the hiring freeze and the suspension of bonuses and consultant use, shall not be discontinued or modified unless the DOI has received written notice

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(CONTINUED)


of any such proposed discontinuance or modification and has not objected to the proposed discontinuance or modification within five (5) days of receiving such notice; (iii) the submission to the DOI of the minutes of any FOHP or FOHP-NJ board meeting and the minutes of certain committee meetings within thirty (30) days of the date of any such meeting; (iv) neither FOHP nor FOHP-NJ shall enter into any joint venture, acquisition, merger, intercompany related party transaction, or other material transaction (defined as one half of one percent or greater of net admitted assets as of the prior year) without the prior written approval of the DOI; (v) neither FOHP nor FOHP-NJ shall declare or apply any dividends or bonuses or make any distributions other than in the course of ordinary business without the prior written approval of the DOI; (vi) any proceeds from the sale of FOHP stock to New Jersey providers must first be used to pay the payable from FOHP to FOHP-NJ; (vii) a claim reserve lag study shall be provided to the DOI on a quarterly basis in a format prescribed by the DOI;
(viii) prior written approval of the Commissioner of the DOI must be obtained before either FOHP or FOHP-NJ makes any expenditure related to activities in jurisdictions other than New Jersey; (ix) on or before October 1, 1996, at least one third of the members of each committee of the Boards of Directors of FOHP and FOHP-NJ shall be persons who are not affiliated with FOHP or FOHP-NJ or any subsidiaries thereof, and who do not have any contractual relationship with FOHP or FOHP-NJ or any subsidiaries thereof, including any health care provider in the FOHP-NJ provider network; and (x) on or before, October 1, 1996, FOHP-NJ shall establish an audit committee comprised of solely outside directors (the Holding Company intends to comply with subsections (ix) and (x) as soon as the sale of the Debentures contemplated by the purchase agreement is consummated). The aforementioned conditions are to continue until the DOI and DOH issue a written determination that (a) FOHP-NJ has had two (2) consecutive quarters with a net gain from operations in each quarter of at least $2 million, (b) FOHP-NJ surplus equals or exceeds 125% of its minimum net worth requirement for the same two consecutive quarters, and (c) the payable from FOHP to FOHP-NJ has been paid in full. If the transactions contemplated by the purchase agreement are consummated the Holding Company believes that a sufficient amount of capital will be infused into FOHP-NJ so that FOHP-NJ will be in compliance with the statutory net worth requirements applicable to it.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 - See attached exhibit on following page regarding computation of earnings per share.
Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - During the third quarter ended September 30, 1996, the following Current Reports on Form 8-K were filed by the Holding Company with the Securities and Exchange Commission:
None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                FOHP, Inc.
                                     ------------------------------------------
                                                (Registrant)



Nov. 14, 1996                        /s/ John W. Rohfritch
-------------                        ------------------------------------------
   Date                                         (Signature)**
                                              John W. Rohfritch
                                    President and Chief Executive Officer





Nov. 14, 1996                        /s/ John G. McCarthy
-------------                        ------------------------------------------
   Date                                         (Signature)**
                                              John G. McCarthy
                                     Principal Financial and Accounting Officer