Form 10-Q/A
period 1996-03-31
FOHP INC
filed 1997-01-17
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-Q/A



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

                                   FOHP, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                      22-3314813
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (IRS Employer
   organization)                                             Identification No.)

2 Bridge Avenue, Building 6, Red Bank, New Jersey                07701-1106
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(908) 842 - 5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of earnings per share
Exhibit 27 - Financial Data Schedule


Reports on Form 8-K - During the first quarter ended March 31, 1996, the following Current Reports on Form 8-K were filed by the Holding Company with the Securities and Exchange Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported, December 18, 1995, with respect to the federal qualification of FOHP-NJ and the offering of health care products to Medicare beneficiaries in New Jersey by FOHP-NJ.


Form 8-K (Item 5. Other Events), date of earliest event reported, February 6, 1996, with respect to the execution by the Holding Company and Atlantic Health, LLC of a letter of intent which contemplates the formation by such entities of a health maintenance organization in Maryland.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     FOHP, Inc.
                                    --------------------------------------------
                                                    (Registrant)



January 6, 1997                     /s/ Donald Parisi
---------------                     ------------------------------------------
   Date                                        (Signature)**
                                              Donald Parisi
                                    Acting President and Chief Executive Officer



January 6, 1997                     /s/ John G. McCarthy
---------------                     ------------------------------------------
   Date                                        (Signature)**
                                            John G. McCarthy
                                    Principal Financial and Accounting Officer