Form 10-Q/A
period 1996-09-30
FOHP INC
filed 1997-01-17
CIK 937817

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


During the summer of 1996, as a result of FOHP-NJ's statutory net worth deficiency discussed in Note 4 hereof and the conditions imposed by the New Jersey Departments of Banking and Insurance and Health and Senior Services
(the "Departments") in connection therewith, the Board of Directors of the Holding Company discontinued the Holding Company's expansion efforts in states other than New Jersey, including expansion efforts in New York, Pennsylvania and Maryland. It is not determinable at this time when, or if, the Holding Company will continue expansion efforts in any state other than New Jersey.


The financial information for the three and nine month periods ended September 30, 1996 and September 30, 1995 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.


2. Basis of Presentation and Significant Accounting Policies


The Holding Company has incurred a loss of $13,841,768 for the nine month period ended September 30, 1996 and has an accumulated deficit of $39,632,220 as of September 30, 1996. In order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1996 statutory net worth requirements pursuant to its COA granted by the Departments, the Holding Company must generate sufficient operating profits and/or obtain additional equity financing. In an effort to increase capital in 1996, FOHP effected several operational changes. The operational changes made by FOHP included (a) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP's administrative costs, (c) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of FOHP and providers in the FOHP-NJ network, and (d) the discontinuance of expansion efforts in states other than New Jersey.

The Holding Company is also considering raising capital through the private placement and/or public sale of common stock. In that connection, in October 1996, the Holding Company and FOHP-NJ entered into a Securities Purchase Agreement (the "Purchase Agreement") with Health Systems International, Inc. ("HSI"), a Delaware corporation which is headquartered in Pueblo, Colorado and Woodland Hills, California. HSI is a managed health care organization which provides a wide range of health care services through HMOs located in California, Connecticut, Pennsylvania, New Jersey, Washington, Oregon, Idaho, Colorado and New Mexico. Pursuant to the Purchase Agreement, HSI will, among other things, infuse $30 million into the Holding Company through the purchase of convertible subordinated surplus debentures (the "Debentures"). The closing of the Purchase Agreement is expected to occur in early 1997 and is subject to regulatory and shareholder approval.


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


4. Statutory Net Worth & Dividend Restrictions


FOHP-NJ, pursuant to its COA to operate as an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth requirement at September 30, 1996 amounted to $11,951,000. In addition, under the terms of its COA, if statutory net worth is less than 125% of the minimum required ($14,938,000 at September 30, 1996), FOHP-NJ is required to submit a plan of action to the New Jersey Department of Banking and Insurance to remedy the shortfall. Without consideration to financial commitments and guarantees, discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof, FOHP-NJ's statutory net worth deficiency at September 30, 1996 approximated $9,252,000, which was $24,190,000 below the 125% requirement. FOHP-NJ's plan of action to meet its net worth requirements was presented in April, 1996 to the Departments for approval. The plan of action is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof. On June 12, 1996, the Departments approved the plan of action subject to certain reporting and other conditions, including a condition requiring the Holding Company to obtain prior approval of the New Jersey Department of Banking and Insurance before making any expenditure related to activities in jurisdictions other than New Jersey. Such conditions are also discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. As part of FOHP-NJ's plan of action to address its statutory net worth deficiency, FOHP-NJ and the Holding Company have entered into a Purchase Agreement with HSI, pursuant to which HSI will, among other things, infuse $30 million into the Holding Company through the purchase of the Debentures.

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


The plan of action submitted by FOHP-NJ provides that in the event that either the DOI or the New Jersey Department of Health and Senior Services ("DOH") requires that FOHP-NJ obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ as an HMO licensed in New Jersey, FOHP will contribute such capital to FOHP-NJ. To assure that FOHP has sufficient capital to contribute to FOHP-NJ in the event that FOHP-NJ is required to obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to it, certain directors and shareholders of FOHP either (i) arranged for the issuance of letters of credit by various banks, against which FOHP may draw if required to fund the payment of its obligations to FOHP-NJ so as to allow FOHP-NJ to remain in compliance with the statutory net worth and other capital requirements applicable to it, or (ii) guaranteed a portion of FOHP's capital obligation to FOHP-NJ. In addition, pursuant to the plan of action, FOHP effected several operational changes in order to increase capital in 1996. The operational changes made by FOHP included (a) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP's administrative costs, (c) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of FOHP and providers in the FOHP-NJ network, and (d) the discontinuance of expansion efforts in states other than New Jersey.

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



of any such proposed discontinuance or modification and has not objected to the proposed discontinuance or modification within five (5) days of receiving such notice; (iii) the submission to the DOI of the minutes of any FOHP or FOHP-NJ board meeting and the minutes of certain committee meetings within thirty (30) days of the date of any such meeting; (iv) neither FOHP nor FOHP-NJ shall enter into any joint venture, acquisition, merger, intercompany related party transaction, or other material transaction (defined as one half of one percent or greater of net admitted assets as of the prior year) without the prior written approval of the DOI; (v) neither FOHP nor FOHP-NJ shall declare or apply any dividends or bonuses or make any distributions other than in the course of ordinary business without the prior written approval of the DOI; (vi) any proceeds from the sale of FOHP stock to New Jersey providers must first be used to pay the payable from FOHP to FOHP-NJ; (vii) a claim reserve lag study shall be provided to the DOI on a quarterly basis in a format prescribed by the DOI;
(viii) prior written approval of the Commissioner of the DOI must be obtained before either FOHP or FOHP-NJ makes any expenditure related to activities in jurisdictions other than New Jersey; (ix) on or before October 1, 1996, at least one third of the members of each committee of the Boards of Directors of FOHP and FOHP-NJ shall be persons who are not affiliated with FOHP or FOHP-NJ or any subsidiaries thereof, and who do not have any contractual relationship with FOHP or FOHP-NJ or any subsidiaries thereof, including any health care provider in the FOHP-NJ provider network; and (x) on or before, October 1, 1996, FOHP-NJ shall establish an audit committee comprised of solely outside directors (the Holding Company intends to comply with subsections (ix) and (x) as soon as the sale of the Debentures contemplated by the Purchase Agreement is consummated). The aforementioned conditions are to continue until the DOI and DOH issue a written determination that (a) FOHP-NJ has had two (2) consecutive quarters with a net gain from operations in each quarter of at least $2 million, (b) FOHP-NJ surplus equals or exceeds 125% of its minimum net worth requirement for the same two consecutive quarters, and (c) the payable from FOHP to FOHP-NJ has been paid in full. If the transactions contemplated by the Purchase Agreement are consummated, the Holding Company believes that a sufficient amount of capital will be infused into FOHP-NJ so that FOHP-NJ will be in compliance with the statutory net worth requirements applicable to it.

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




January 7, 1997                      /s/ Donald Parisi
---------------                      ------------------------------------------
   Date                                         (Signature)**
                                               Donald Parisi
                                    Acting President and Chief Executive Officer





January 7, 1997                      /s/ John G. McCarthy
---------------                      ------------------------------------------
   Date                                         (Signature)**
                                              John G. McCarthy
                                     Principal Financial and Accounting Officer