Form 10-K
period 1996-12-31
FOHP INC
filed 1997-03-31
CIK 937817

[GIORDANO, HALLERAN & CIESLA, P.C.]









                                 March 31, 1997





Securities and Exchange Commission
Document Control
450 Fifth Street, N.W.
Washington, DC 20549

         RE:    FOHP, Inc.
                Annual Report on Form 10-K for the year ended December 31, 1996 Commission File No.: 0-25944

Ladies and Gentlemen:

         On behalf of our client, FOHP, Inc. (the "Company"), we are submitting to the Securities and Exchange Commission a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("Form 10-K"), and all exhibits thereto.

         Please direct any comments you may have with respect to the Form 10-K submitted herewith to the undersigned at (908) 741-3900.

                                                     Very truly yours,

                                                     /s/ PAUL T. COLELLA
                                                     -------------------
                                                       PAUL T. COLELLA


PTC/lav
Enclosure

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25944
-----------------------------

                                   FOHP, INC.
                                 -------------
                    (Exact name of registrant as specified in
                                  its charter)

                 New Jersey                                   22-3314813
              ---------------                               --------------
        (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

           Building 6
        2 Bridge Avenue
      Red Bank, New Jersey                                    07701-1106
    -----------------------                                  ------------
     (Address of principal                                     Zip Code
      executive offices)

                         Registrant's telephone number,
                       including area code: (908) 842-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                  on which registered
-------------------                                  -------------------

         None                                           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                                       Common Stock-NJ
             -----------------------------------------------------------------
                                      (Title of class)

             -----------------------------------------------------------------
                                      (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of the Registrant's Common Stock-NJ, par value $.01 per share ("Common Stock-NJ"), held by non-affiliates of the Registrant, as of March 15, 1997, was $31,302,585. Common Stock-NJ is the only class of the Registrant's Common Stock with shares currently issued and outstanding. Inasmuch as shares of Common Stock-NJ are not listed on any exchange or quoted on any quotation system, nor has there been any regular trading in shares of Common Stock-NJ since the inception of the Registrant, the aforestated aggregate market value of outstanding Common Stock-NJ held by non-affiliates of the Registrant was computed by multiplying the number of shares of Common Stock-NJ held by non-affiliates of the Registrant as of March 15, 1997, by $15, the per share sales price of Common Stock-NJ sold by the Registrant in its last offering of Common Stock-NJ, which ended on September 1, 1995.

         As of March 15, 1997, the number of outstanding shares of Common Stock-NJ was 2,086,839.

          Documents  incorporated by            Part of Form 10-K into which
         reference into this report               document is incorporated
       -----------------------------           -------------------------------

                       None                               None

         Certain information included in this report and other filings of the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Registrant and its subsidiaries, the competitive environment in which the Registrant and its subsidiaries operate, the Amended and Restated Securities Purchase Agreement dated February 10, 1997, as amended (the "Amended Securities Purchase Agreement"), among the Registrant, First Option Health Plan of New Jersey, Inc. ("FOHP-NJ") and Health Systems International, Inc. ("HSI"), and the ability of the Registrant and its subsidiaries to generate or raise sufficient capital to remain in compliance with any applicable statutory net worth or other capital requirements and to continue to operate their businesses as currently operated. See "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                     PART I

ITEM 1.  BUSINESS.

(A)      GENERAL DEVELOPMENT OF BUSINESS

         FOHP, Inc., a New Jersey corporation (the "Holding Company" or "Registrant"), was formed in May 1994 to effect the reorganization (the
"Reorganization") of FOHP-NJ, a New Jersey corporation which operates as a health maintenance organization ("HMO") in the State of New Jersey, into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Holding Company and the former holders of FOHP-NJ common stock received shares of Common Stock-NJ, the only class of Holding Company Common Stock with shares issued and outstanding.

         Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. After the Reorganization, the Holding Company was issued all the authorized capital stock of First Option Health Plan of New York, Inc., a New York corporation formed in May 1995 to offer health care benefit products in the State of New York ("FOHP-NY"), if approval to operate as an HMO in such state is obtained, and was issued all the authorized capital stock of First Option Health Plan of Pennsylvania, Inc., a Pennsylvania corporation formed in May 1995 to offer health care benefit products in the Commonwealth of Pennsylvania ("FOHP-PA"), if approval to operate as an HMO in such state is obtained. In December 1995, the Holding Company formed First Option Health Plan of Delaware, Inc. for purposes of operating an HMO in the State of Delaware ("FOHP-DE"), and formed First Option Health Plan of Maryland, Inc. for purposes of operating an HMO in the State of Maryland ("FOHP-MD"). The current assets of the Holding Company consist principally of the capital stock of its aforementioned wholly-owned subsidiaries.

         During the summer of 1996, as a result of FOHP-NJ's statutory net worth deficiency and the conditions imposed by the New Jersey Departments of Banking and Insurance and Health and Senior Services (the "Departments") in connection therewith, the Board of Directors of the Holding Company (the "Board" or "Board of Directors") discontinued the Holding Company's expansion efforts in states other than New Jersey, including expansion efforts in New York, Pennsylvania and Maryland. It is not determinable at this time when, or if, the Holding Company will continue expansion efforts in any state other than New Jersey. See "Description of Business - Recent Developments - Proposed Transaction with HSI" and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         The principal executive offices of the Holding Company are located at 2 Bridge Avenue, Building 6, Red Bank, New Jersey 07701-1106 and its telephone number at such location is (908) 842-5000.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Since its inception, substantially all of the Holding Company's revenues, operating results and assets have been attributable to the operation of FOHP-NJ, an HMO which operates in the State of New Jersey.

(C)      DESCRIPTION OF BUSINESS

         In response to exclusively profit driven managed care organizations generally operated by large insurance companies, FOHP-NJ, a wholly-owned subsidiary of the Holding Company, was formed in May 1993 by certain New Jersey hospitals and physicians to operate as a provider owned HMO in New Jersey. FOHP-NJ received a Certificate of Authority ("COA") to operate as an HMO in New Jersey in June 1994, and commenced operations on July 1, 1994. FOHP-NJ's objective was to have quality medical care delivered by its network of providers, in a cost effective manner, to as many persons as possible. To ensure that the health care providers associated with FOHP-NJ would maintain control over and participate in the management of the HMO, only health care providers associated with FOHP-NJ were permitted to purchase shares of FOHP-NJ common stock. In addition, to ensure that the hospitals and physicians participating in the FOHP-NJ provider network were able to contribute equally to the governance of FOHP-NJ, the Certificate of Incorporation of FOHP-NJ required that the Board of Directors of FOHP-NJ initially be comprised of an equal number of physician-designated directors and hospital-designated directors.

         In early 1995, it became apparent to the Board of Directors of FOHP-NJ that the health plans offered by FOHP-NJ would become more attractive to prospective employer groups with employees in New Jersey and neighboring states if the employees had access to the hospitals, physicians and other health care providers located or practicing in the states neighboring New Jersey. As a result, FOHP-NJ was reorganized into a holding company structure to facilitate the formation of HMOs in states other than New Jersey. Pursuant to the Reorganization, the Holding Company, which was formed solely for purposes of effecting the Reorganization, acquired all of the outstanding shares of each class of FOHP-NJ common stock and, as a result, FOHP-NJ became a wholly-owned subsidiary of the Holding Company and the former holders of FOHP-NJ common stock received shares of Common Stock-NJ, the only class of Holding Company Common Stock with shares currently issued and outstanding.

         RECENT DEVELOPMENTS

         During the first quarter of 1996, the Holding Company learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum requirement. FOHP-NJ's COA provides that if its net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the New Jersey Department of Banking and Insurance (the "DOI") a plan of action to address the deficiency or expected deficiency. FOHP-NJ addressed this potential deficiency by submitting in April 1996 a plan of action to the DOI which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency.

         Although the operational changes implemented by the Holding Company to increase capital in 1996 enabled the Holding Company to reduce operating losses, the Board recognized that such changes would not allow the Holding Company to adequately address FOHP-NJ's statutory net worth deficiency. In order to adequately address FOHP-NJ's statutory net worth deficiency, the Board believed that the Holding Company needed to infuse approximately $25,000,000 of capital into FOHP-NJ. To raise the required capital, the Holding Company considered offering, in a public offering, securities to the providers in the FOHP-NJ provider network. A public offering of securities was ultimately rejected by the Board because the Board did not believe that the Holding Company could raise the capital needed in a public offering, given the Holding Company's deteriorating financial condition.

         To raise the capital necessary for FOHP-NJ to remain in compliance with its statutory net worth requirements, the Board determined that the Holding
Company needed to effect a private placement of capital to an investor interested in acquiring a significant equity position in the Holding Company.

         PROPOSED TRANSACTION WITH HSI - After considering proposals submitted by several large health care corporations, an insurer with affiliations to a provider-owned HMO, and several private investor groups, on October 24, 1996, the Holding Company and FOHP-NJ entered into a Securities Purchase Agreement (the "Original Securities Purchase Agreement") with HSI, a national, well-capitalized managed health care organization with more than 1.9 million HMO and administrative services only members.

         As a result of a significant increase in medical claims expense during the fourth quarter of 1996, due to more complete payment data that was not available to the Holding Company or its actuaries prior to such quarter, HSI was not obligated to consummate the transactions contemplated by the Original Securities Purchase Agreement and therefore elected in late January 1997 to renegotiate the terms and conditions of the Original Securities Purchase Agreement. Shortly thereafter, on February 10, 1997, the Original Securities
Purchase Agreement was terminated and replaced by the Amended Securities Purchase Agreement. On March 13, 1997, the Amended Securities Purchase Agreement was amended to clarify certain provisions therein and in the proposed
Certificate of Incorporation of the Holding Company attached as an exhibit thereto. The Amended Securities Purchase Agreement was declared effective on March 14, 1997.

         Pursuant to the Amended Securities Purchase Agreement:

         o The Holding Company will issue, and HSI will purchase, convertible debentures ("Debentures") in the aggregate principal amount of up to $50,000,000 (plus an amount (the "Phase-In Management Fee Amount"), currently estimated to be $1,700,000, equal to the phase-in management fee described below), of which approximately $43,300,000 will be initially issued (the "Initial Debenture Advance Amount") at an initial closing (the "Initial Closing") and the remaining $8,400,000 (the "Additional Debenture Advance Amount"), less all Additional Debenture Advance Adjustments (as hereinafter defined), will be issued at one or more later closings to occur on or prior to December 31, 1997 (each, an "Additional Debenture Advance Closing"). At the Initial Closing, HSI will be paid a phase-in management fee equal to the Phase-In Period Management Fee Amount, based on certain administrative services provided by HSI to the Holding Company since January 1, 1997.

         o The Debentures will be convertible, at the option of HSI, into shares of Common Stock, par value $.01 per share ("New Common Stock"), of the Holding Company which will be available for issuance after the amendments to the Holding Company's Certificate of Incorporation described below are effected. If the Debentures are exercised in full, the shares of New Common Stock issued to HSI will represent 71% of the Holding Company's outstanding common equity (after taking into account the conversion of the Debentures and the exercise of all outstanding options and warrants exercisable for shares of New Common Stock), subject to adjustment under certain circumstances. Immediately after the Initial Closing, HSI will convert the principal amount of the Debentures evidenced by the Phase-In Period Management Fee Amount into shares of New Common Stock representing approximately 2.3% of the Holding Company's outstanding equity (based on $1,700,000 principal amount of Debentures).

         o During 1999, HSI may, at its option, acquire, through a tender offer or a merger, all of the then outstanding shares of New Common Stock at a purchase price per share that is determined by independent appraisers. The shareholders of the Holding Company would receive for their shares of New Common Stock, at HSI's option, either HSI Common Stock or cash.

         o Prior to December 31, 1998, HSI may, at its option, acquire, through a tender offer, any or all of the then outstanding shares of New Common Stock
(a) at any purchase price, provided that HSI will then be required to subsequently effect the 1999 offer described in the preceding paragraph, (b) at a purchase price per share that is determined by independent appraisers or (c) at any purchase price, if the tender offer described in clause (b) shall have previously been made.

         o The Holding Company and HSI will enter into a General Administrative Services Management Agreement (the "Administrative Management Agreement") pursuant to which HSI will manage, for a fee, all of the Holding Company's administrative services.

         o The Holding Company and HSI will enter into a Management Information Systems and Claims Processing Services Management Agreement (the "MIS Management Agreement") pursuant to which HSI will provide claims processing, record keeping and data processing services to all the health plans offered, or to be offered, by the Holding Company and its subsidiaries. The MIS Management Agreement will become effective at HSI's option and upon the occurrence of certain other conditions precedent.

         o HSI's obligation to consummate the transactions contemplated by the Amended Securities Purchase Agreement is subject to the satisfaction of various conditions, including the execution by the Holding Company of the Administrative Management Agreement and MIS Management Agreement. Such conditions, including the aforementioned condition, may be waived in writing by HSI.

         o If the transactions contemplated by the Amended Securities Purchase Agreement are effected, HSI could acquire between 59.5% and 100% of the outstanding capital stock of the Holding Company, with the likelihood that HSI would acquire between 71% and 100% of the outstanding capital stock of the Holding Company.

         The DOI has informed HSI that, if the transactions contemplated by the Amended Securities Purchase Agreement (collectively the "Transaction") are not consummated (which consummation requires the prior approval by the Holding Company's shareholders of the Transaction) on or before April 30, 1997, the DOI intends to petition the New Jersey Superior Court for an order to allow the DOI to place FOHP-NJ into rehabilitation. It is also the understanding of the Board of Directors that it is the DOI's intention to place FOHP-NJ into rehabilitation if the Transaction is not consummated by such date. If FOHP-NJ is placed into rehabilitation, it is likely that none of the shareholders of the Holding Company will receive any distribution on the shares of Common Stock-NJ held by them since all the assets of the Holding Company will be used to pay the liabilities and other debts of FOHP-NJ and the Holding Company before any distributions are made to shareholders.

         Although the Board of Directors believes that the consummation of the Transaction is necessary for the continuation of the Holding Company's business, the Board recognizes that the founding principle of the Holding Company, i.e. the provision of health care services by an organization owned and governed exclusively by health care providers, will be abandoned as a result of the Transaction. If the Transaction is consummated, HSI will manage the Holding Company and have significant influence over administrative and policy decisions. As a result, the health care providers in the FOHP-NJ network who are shareholders of the Holding Company will no longer control the management or operations of the Holding Company.

         In addition, if the Transaction is consummated, HSI will have the ability to effect, in the future, a transaction which would result in each shareholder of the Holding Company, other than HSI, being required, through a merger, to exchange or sell his, her or its shares of Holding Company New Common Stock for cash or securities of an issuer other than the Holding Company. HSI has informed the Holding Company that, at such time, it will comply with applicable disclosure obligations under the Exchange Act, including without limitation applicable requirements under Rule 13e-3.

         HSI's obligation to consummate the Initial Closing is subject to the satisfaction of various conditions, any of which may be waived by HSI in writing, including, among others: (i) the representations and warranties of the Holding Company and FOHP-NJ contained in the Amended Securities Purchase Agreement shall be true and correct in all material respects as of the date of the Initial Closing, (ii) all corporate and other proceedings required to be taken by the Holding Company in connection with the transactions contemplated by the Amended Securities Purchase Agreement, including, but not limited to, approval by the shareholders of the Holding Company, shall have been taken or obtained, (iii) the Amendments (as hereinafter defined) shall have been approved by the shareholders and the Certificates of Incorporation of the Holding Company and FOHP-NJ, as proposed to be amended and restated, shall have been filed with the Office of the Secretary of State of the State of New Jersey, (iv) the delivery by the Holding Company of Debentures having an aggregate principal amount equal to approximately $43,300,000, (v) the Holding Company shall have received a minimum number of modified provider agreements from the providers in the FOHP-NJ provider network, (vi) all authorizations, approvals, consents and waivers of any governmental authority necessary for the consummation of any and all of the transactions contemplated by the Amended Securities Purchase
Agreement shall have been obtained on terms satisfactory to HSI and remain in full force and effect, and consents or waivers from parties other than governmental bodies (including shareholders of the Holding Company) that are required in connection with the consummation of the transactions contemplated by the Amended Securities Purchase Agreement shall have been obtained on terms satisfactory to HSI and remain in full force and effect, (vii) the Holding Company shall have performed and complied in all material respects with all obligations, agreements and covenants required to be performed by it pursuant to the Amended Securities Purchase Agreement prior to or on the date of the Initial Closing, (viii) the Holding Company shall have terminated the agreement dated January 16, 1995 between Sierra Health Services, Inc. and FOHP-NJ, and (ix) none of the letters of credit currently available to the Holding Company or the guarantees of portions of the Holding Company's capital obligation to FOHP-NJ shall have expired or terminated. HSI's obligation to consummate an Additional Debenture Advance Closing is subject to the satisfaction of various conditions, any of which may be waived by HSI in writing including, among others: the conditions set forth in (vi) and (vii) above shall be satisfied and the Administrative Management Agreement, and the MIS Management Agreement (if effective), shall be in full force and effect or shall have been terminated without cause by HSI.

         In the event that all of the conditions for an Additional Debenture Advance Closing are not satisfied with respect to any given Additional Debenture Advance Amount, then HSI may, at its option: (a) elect in writing to not advance such Additional Debenture Advance Amount (the "No Additional Advance Option"); or (b) elect to deduct from such Additional Debenture Advance Amount an amount equal to the Additional Debenture Advance Adjustment relating to the conditions for an Additional Debenture Advance Closing not so satisfied (the "Advance Adjustment Option"). "Additional Debenture Advance Adjustment" is defined as the amount of all losses, claims, obligations, demands, assessments, penalties, liabilities, costs, damages, attorneys' fees and expenses asserted against or incurred by HSI by reason of or resulting from the nonsatisfaction of the conditions for an Additional Debenture Advance Closing. In calculating the amount of the downward adjustment to the Additional Debenture Advance Amount in connection with the Advance Adjustment Option, HSI is required in good faith to promptly (and prior to the applicable Additional Debenture Advance Closing) prepare a reasonable estimate of an Additional Debenture Advance Adjustment in consultation with the directors of the Holding Company not affiliated with HSI (the "Non-HSI Directors"). In the event HSI and the Non-HSI Directors are unable to agree on the correct amount of any Additional Debenture Advance Amount for the Additional Debenture Advance Closing, and any dispute with respect to the amount of such adjustment is required to be resolved by binding arbitration.

         The Amended Securities Purchase Agreement may be terminated at any time prior to the Initial Closing (i) by the mutual written consent of the parties,
(ii) by HSI, if any conditions set forth in the Amended Securities Purchase Agreement to be performed by the Holding Company or FOHP-NJ have not been satisfied or waived on or before the Initial Closing, or if there has been a material breach on or before the Initial Closing of any of the representations or warranties of the Holding Company and FOHP-NJ contained in the Amended Securities Purchase Agreement, (iii) by the Holding Company, if any conditions set forth in the Amended Securities Purchase Agreement to be performed by HSI have not been satisfied or waived on or before the Initial Closing, or if there has been a material breach on or before the Initial Closing of any of HSI's representations or warranties contained in the Amended Securities Purchase Agreement, or (iv) by either party, if the Initial Closing is not consummated before July 31, 1997.

         No shareholder of the Holding Company, including any shareholder who is an executive officer, director or affiliate of the Holding Company, will receive any benefit from the Transaction which is not shared on a pro rata basis by all the other shareholders of the Holding Company. In addition, shareholders of the Holding Company will have no dissenters' rights in connection with the Initial Closing under the Amended Securities Purchase Agreement.

         As a condition to consummating the transactions contemplated by the Amended Securities Purchase Agreement, the shareholders of the Holding Company must approve (i) amendments to the Certificate of Incorporation of the Holding Company relating to changes in the classes of securities authorized for issuance by the Holding Company, (ii) amendments to the Certificate of Incorporation of the Holding Company relating to changes in the rights of shareholders of the Holding Company, and (iii) amendments to the Certificates of Incorporation and By-laws of the Holding Company and FOHP-NJ (the amendments described in clauses
(i), (ii) and (iii) are collectively referred to herein as the "Amendments"). If the Amendments are approved by the shareholders, the Certificates of Incorporation and By-laws of the Holding Company and FOHPNJ will be amended by, among other things:

         o deleting each class of Holding Company capital stock currently authorized, and substituting therefor 110,000,000 shares of capital stock consisting of 100,000,000 shares of New Common Stock and 10,000,000 shares of Preferred Stock, par value $1.00 per share;

         o eliminating certain of the special shareholder voting rights afforded shareholders of the Holding Company with respect to matters such as amendments to the Certificate of Incorporation or By-laws of the Holding Company or the certificate of incorporation or by-laws of any subsidiary thereof;

         o  providing  certain  preemptive  rights to the  holders of New Common
Stock;

         o providing HSI and the Holding Company with certain rights of first refusal with respect to the offer and sale of shares of New Common Stock by the holders thereof;

         o permitting HSI to purchase shares of capital stock issued by the Holding Company;

         o providing for cumulative voting in connection with the election of directors;

         o deleting current provisions with respect to the composition of the Boards of Directors of the Holding Company and FOHP-NJ;

         o providing that the persons comprising the Board of Directors of the Holding Company also shall comprise the Board of Directors of FOHP-NJ;

         o including the percentage of the Boards of Directors of the Holding Company and FOHP-NJ which is required to be designated by HSI; and

         o including a requirement that at least 80% of the directors serving on the Boards of Directors of the Holding Company and FOHP-NJ must approve specified transactions and a requirement that a majority of the Non-HSI Directors must approve specified transactions involving HSI.

         If the Amendments are approved by the shareholders, the Holding Company's Certificate of Incorporation will be amended to delete most of the special voting rights afforded to shareholders of the Holding Company.
Accordingly, certain actions which currently require approval of the shareholders of the Holding Company could be effected by the Board of Directors after the consummation of the Transaction without first being approved by the providers in the FOHP-NJ network who are shareholders of the Holding Company. In addition, except for certain business combinations and issuances of New Common Stock to persons not named in the Holding Company's Certificate of Incorporation as proposed to be amended, matters that are voted on by the shareholders of the Holding Company will be approved by such shareholders if a majority of the votes cast are voted for the matter.

         The Certificate of Incorporation of the Holding Company, as proposed to be amended, includes a provision with respect to preemptive rights. Pursuant to the preemptive rights to be afforded HSI upon its acquisition of New Common Stock, HSI shall have the right to acquire any shares of capital stock proposed to be issued by the Holding Company which are not purchased by the shareholders of the Holding Company who have not exercised their preemptive rights. Therefore, not only will HSI be able to maintain its ownership interest in the Holding Company, if any, upon issuance of Holding Company capital stock, but may increase such ownership interest in the event that other shareholders do not exercise their preemptive rights.

         Generally, if the Transaction is consummated, the existing restrictions on transfer provisions contained in the Certificate of Incorporation of the Holding Company will be modified to allow provider shareholders to sell shares of New Common Stock to any provider or to HSI without first having to offer such shares to specific providers. The Certificate of Incorporation of the Holding Company, as proposed to be amended, also affords HSI and the Holding Company with certain rights of first refusal with respect to the offer and sale of shares of Holding Company capital stock by the holders thereof.

         Inasmuch as the Boards of Directors of the subsidiaries of the Holding Company will not designate the directors to serve on the Board of Directors of the Holding Company if the Transaction is consummated, the provisions in the Certificate of Incorporation of the Holding Company currently in effect, with respect to the composition of the Board of Directors, will be deleted in their entirety. In addition, the Certificate of Incorporation of the Holding Company, as proposed to be amended, provides for cumulative voting in connection with the election of directors.

         The By-laws of the Holding Company are proposed to be amended to provide that HSI shall have the right to designate such number of directors on the Board as is represented by the percentage ownership by HSI of all the then outstanding shares of New Common Stock. In addition, the By-laws of the Holding Company will be amended to provide that for so long as HSI holds the Debentures, HSI shall be entitled to designate not less than 15% of the directors serving on the Board. As a result, if HSI acquires more than 50% of the outstanding shares of New Common Stock, HSI will have majority representation on the Board of Directors of the Holding Company. Two-thirds of the directors on the Board of Directors of the Holding Company who are not designees of HSI shall be NJ Practitioners (as hereinafter defined) and representatives of NJ Acute Care Institutions (as hereinafter defined). In addition, at all times, the number of NJ Practitioners serving on the Board and the number of representatives of NJ Acute Care Institutions serving on the Board shall be equal.

         If the Amendments are approved by the shareholders, the Certificate of Incorporation and By-laws of FOHP-NJ will no longer afford each NJ Acute Care Institution owning shares of Holding Company Common Stock, either directly or through an affiliate, or NJ Practitioners, with the right to designate representatives to the Board of Directors of FOHP-NJ. The By-laws of FOHP-NJ are proposed to be amended to provide that the Board of Directors of FOHP-NJ shall be comprised of the persons who are elected to the Board of Directors of the Holding Company. Consequently, the providers in the FOHP-NJ provider network will no longer have a right to direct representation on the Board of Directors of FOHP-NJ.

         The shareholders of the Holding Company will vote on the Transaction and Amendments at the Holding Company's 1996 Annual Meeting of Shareholders scheduled for April 16, 1997. If the Transaction and Amendments are approved by the shareholders of the Holding Company at the 1996 Annual Meeting of Shareholders, the Holding Company anticipates consummating the Transaction shortly thereafter.

         SALE OF FIRST MANAGED CARE OPTION, INC. - In late December 1996, the Holding Company sold all of its interest in First Managed Care Option, Inc., a New York corporation which specializes in the management of treatment and services rendered to employees injured in the workplace, automobile accidents and other trauma based victims ("FMCO"), to ABSCO Ltd. Corp. ("ABSCO") for an aggregate purchase price of $250,000. In connection with the sale of FMCO to ABSCO, FOHP-NJ entered into a network access agreement with FMCO, pursuant to which FMCO will offer to the entities with which it contracts, the opportunity to avail themselves to the services provided by FOHP-NJ's provider network. In addition, the Holding Company and ABSCO entered into an accounts receivable agreement, pursuant to which the Holding Company will receive, subject to certain limitations, 25% of the accounts receivable of FMCO for which payment was outstanding in excess of 90 days at the close of business on September 30, 1996, when and if collected from FMCO after November 1, 1996.

         FOHP-NJ

         FOHP-NJ is the Holding Company's principal subsidiary and only subsidiary which has obtained a COA to operate as an HMO. FOHP-NJ operates an HMO in the State of New Jersey pursuant to a COA issued by the Departments. FOHP-NJ has established a provider network and has entered into provider agreements with NJ Practitioners, NJ Acute Care Institutions and NJ Other Providers (as such terms are defined below). FOHP-NJ has entered into provider agreements with (i) 51 NJ Acute Care Institutions located throughout New Jersey's 21 counties, (ii) approximately 10,000 NJ Practitioners, practicing in primary care and 30 medical specialities throughout New Jersey, and (iii) approximately 75 NJ Other Providers. Providers contracting with FOHP-NJ are not required to be shareholders of the Holding Company. Currently, of the approximately 10,126 providers who have contracted with FOHP-NJ, 2,629 are shareholders of the Holding Company.

         As used herein, a "NJ Acute Care Institution" shall mean a hospital or acute care institution, licensed by the New Jersey Department of Health and Senior Services (the "DOH"), which has entered into a provider agreement with FOHP-NJ to provide health care services to the members of FOHP-NJ's health plans; a "NJ Practitioner" shall mean a member of the medical staff of a NJ Acute Care Institution, or a physician designated by a NJ Acute Care Institution, who is licensed to practice medicine or osteopathy in the State of New Jersey and who has entered into a provider agreement with FOHP-NJ to provide health care services to the members of FOHP-NJ's health plans; and "NJ Other Provider" shall mean a health care provider or professional, other than a NJ Practitioner or NJ Acute Care Institution, licensed, certificated or authorized to operate or practice in the State of New Jersey, which has entered into a provider agreement with FOHP-NJ.

         Each member of FOHP-NJ's provider network has entered into a provider agreement with FOHP-NJ. Each provider agreement has a one-year term and is renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of a provider agreement or any agreement with a subscriber are not affected by whether the provider or subscriber is, or is not, a shareholder of the Holding Company. Preferred Providers (i.e., members of FOHP-NJ's provider network) are permitted to contract with other entities, including other health plans.

         FOHP-NJ markets its services to employers, including NJ Acute Care Institutions which are providers of health care services to FOHP-NJ and shareholders of the Holding Company. Pursuant to the Holding Company's Certificate of Incorporation, NJ Acute Care Institutions which own directly, or through affiliates, shares of Common Stock-NJ are required to offer a FOHP-NJ plan to their employees under certain circumstances. In the event that a NJ Acute Care Institution fails to comply with such requirements, the Holding Company may elect to repurchase the shares of Common Stock-NJ held by the NJ Acute Care Institution. See "Marketing."

BENEFITS PROVIDED BY FOHP-NJ

         FOHP-NJ currently offers two principal types of coverage plans, point of service ("POS") and Non-POS, each having multiple variations. Under both types of product, each new FOHP-NJ member will be required to select a primary care physician from a list supplied by FOHP-NJ. All medical care thereafter received by the member under a Non-POS plan, including specialist and hospital care, will be supervised by the primary care physician who is familiar with the member's medical history. A POS plan will permit members to utilize providers who are not under contract with FOHP-NJ, subject to FOHP-NJ's prior approval. In such circumstances, members will be subject to higher co-payments and be responsible for payment of any difference between what FOHP-NJ pays for covered services and the amount of the charges incurred for such services. Generally, FOHP-NJ will pay no more than 80% and the member will pay no less than 20% of the charges for covered services when care is provided by non-Preferred Providers.

         FOHP-NJ's health plans require precertification for hospital admissions and diagnostic and outpatient procedures. Except for co-payments, FOHP-NJ covers all other charges for treatment at non-Preferred Provider emergency rooms in the event of a medical emergency or urgently needed services, as determined by FOHP-NJ.

         Generally, rates for each employer group are fixed for a twelve-month period and may be increased for each renewal term; provided, however, that rate increases must be submitted to the DOI and there can be no assurance that any such rate increase will be accepted by the DOI. Renewal dates vary among employer groups. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of 50 or more employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Accordingly, rates can vary between employer groups for coverage under the same FOHP-NJ plan. FOHP-NJ has also established rates for the health benefits plans required by the State of New Jersey to be offered by all HMOs that choose to market to small employer groups (less than 50 employees), which are based on overall community rates for New Jersey calculated by independent consulting actuaries, as statutorily required. Proposed rates for the basic health care coverage required by the State of New Jersey must be submitted to the DOI. Rates will also be affected by federal regulations which generally prohibit experience rating of group accounts.

         FOHP-NJ health plans require members to make co-payments directly to the treating health care provider for office visits to physicians and other health care providers, physician house calls and certain hospital emergency room visits. All FOHP-NJ plans allow subscribers to enroll their spouses and eligible dependents.

         FOHP-NJ offers multiple coverage plans to employer groups of 50 or more employees. Some coverages in each product are subject to annual maximum benefits. Generally, the products within each POS and Non-POS plan are distinguished by the amount of the applicable co-payments and the obligation of the POS member to pay to the provider the difference between what FOHP-NJ pays and the total charges.

         FOHP-NJ offers seven small employer group (less than 50 employees) products. Five of them are identical to the small business plans designed by the Board of Directors of the Small Employer Health Benefits Program, the regulatory agency responsible for the regulation of small business health insurance products in New Jersey. The other two small employer group products are offered as riders to one of the four other small employer products. Either rider makes that product virtually identical to one of FOHP-NJ's large employer group products.

         FOHP-NJ also offers a dental plan and has expanded the coverage of the benefits plans offered by FOHP-NJ to include vision care. Moreover, commencing in December 1995, FOHP-NJ began offering Non-POS products to individuals as required by the State of New Jersey. The Non-POS products being offered by FOHP-NJ to individuals pursuant to the state requirement contain all the state mandated benefits, including coverage for preventive care, in-patient hospital care, substance abuse and mental health. All the products offered to individuals by FOHP-NJ as required by the State of New Jersey require co-payments. See "Government Regulation."

         FOHP-NJ currently offers coverage for Medicaid beneficiaries in the New Jersey counties of Essex, Cumberland, Gloucester, Hudson, Middlesex, Passaic, Union, Mercer and Camden. In December 1995, FOHP-NJ qualified federally as an HMO, and, as a result, currently offers coverage for Medicare beneficiaries in New Jersey.

         FOHP-NJ also provides utilization management and its own preferred provider organization product to the members of self-funded plans such as NJ CAR, formerly known as the New Jersey Automobile Dealers Association, a major New Jersey trade association which provides health care benefits through a program of self-insurance. In addition, FOHP-NJ provides its preferred provider organization product to a number of other self-funded plans, including the North Jersey Municipalities Health Insurance Fund and the New Jersey Builders' Association. FOHP-NJ also offers pharmacy, mental health and chemical dependency management services through third parties who or which have entered into sub-contract arrangements with FOHP-NJ.

         In addition to offering services as an HMO, FOHP-NJ offers administrative services, including access to FOHP-NJ's provider network, to health plans governed by the Employee Retirement Income Security Act of 1974, as amended, such as employer groups which are self-insured, as well as to such groups as Administrative Service Organizations, Third Party Administrators and Managed or Coordinated Care Organizations ("MCOs").

ARRANGEMENTS WITH NJ PRACTITIONERS

         FOHP-NJ may contract with Individual or Independent Practice Associations (individually, an "IPA"), Physician Hospital Organizations or NJ Practitioners. Under the terms of FOHP-NJ's practitioner provider agreement, NJ Practitioners will provide primary and specialty care to FOHP-NJ members. FOHP-NJ has entered into provider agreements with physicians and others who are not shareholders to provide services to its members. NJ Practitioners will be paid pursuant to a fee schedule established by FOHP-NJ and will only bill members of a FOHP-NJ plan for co-payments and non-covered services, if any. The fees paid to NJ Practitioners are based on a percentage of the fees payable under the fee schedule developed for Medicare. Co-payments, in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member. In the future, FOHP-NJ may consider entering into capitation arrangements with NJ Practitioners.

         In addition to specifying the types of services required, each practitioner provider agreement imposes various requirements and standards (many of which are also mandated by applicable federal and state law) on NJ Practitioners.

         Each member selects a primary care physician from a list of primary care physicians who are under contract with FOHP-NJ. Under the Non-POS plans offered by FOHP-NJ, primary care physicians are required, when medically necessary and appropriate, to refer members to specialist physicians, hospitals and other health care providers who are under contract with FOHP-NJ.

         FOHP-NJ is a named insured under the Holding Company's comprehensive general liability insurance, with coverage of at least $1,000,000 per occurrence and $10,000,000 in the aggregate per year. In addition, FOHP-NJ maintains HMO reinsurance for those situations where the acute care of a commercial or Medicaid member exceeds $75,000 in a calendar year or the acute care of a Medicare member exceeds $100,000 in a calendar year, with a per member annual maximum of $1,000,000 and lifetime maximum of $2,000,000. Individual physicians, including any physician practicing in an IPA or other group, must maintain professional liability insurance coverage of at least $1,000,000 per occurrence and $3,000,000 in the aggregate per year.

ARRANGEMENTS WITH NJ ACUTE CARE INSTITUTIONS

         FOHP-NJ's agreements with NJ Acute Care Institutions provide, among other things, for a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ's health plans vary from institution to institution and are based on, among other things, the type of services provided by, and the location of, the NJ Acute Care Institution. The agreements are site specific. Therefore, in the event of a merger or acquisition or similar transaction between a NJ Acute Care Institution and another institution, services provided to members of FOHP-NJ pursuant to an agreement between it and the affected NJ Acute Care Institution are required to be provided only at the location of such institution. Also, under the terms of such agreements, NJ Acute Care Institutions are required to use their best efforts to notify FOHP-NJ within 48 hours or one business day of a member's emergency admission. NJ Practitioners are required to notify and receive prior approval from FOHP-NJ for all elective hospital admissions. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment.

         In addition to specifying the types of services required, each agreement with a NJ Acute Care Institution imposes various requirements and standards (some of which are also mandated under state and federal law) on the NJ Acute Care Institution.

         Each NJ Acute Care Institution must maintain a policy of general liability insurance in amounts of at least $1,000,000 per occurrence and $3,000,000 in the aggregate per year. In addition, each NJ Acute Care Institution must maintain professional liability insurance coverage in amounts required by the State of New Jersey. Each NJ Acute Care Institution has agreed to indemnify FOHP-NJ, and FOHP-NJ has agreed to indemnify each such NJ Acute Care Institution, against liability arising from its actions, except to the extent that injury results from the negligence of the other party.

ARRANGEMENTS WITH NJ OTHER PROVIDERS

         FOHP-NJ contracts with NJ Other Providers such as skilled nursing facilities and home health care agencies to provide services to members. These providers are paid pursuant to a program rate which is individually negotiated with FOHP-NJ. Payment procedures, service authorization requirements, obligations imposed on the provider, and insurance and indemnification obligations are similar to those outlined above for NJ Acute Care Institutions.

OTHER ARRANGEMENTS INVOLVING FOHP-NJ

         FOHP-NJ arranges for the provision of certain services to members including mental health/chemical dependency, pharmacy, laboratory and radiology through affiliates or revenue generating relationships with other entities, where feasible and not prohibited by applicable law.

COMPETITION

         The competition for prospective enrollees in prepaid health plans has increased over the past few years as a result of the significant increase in the number of companies offering HMO and other managed care products. For example, FOHP-NJ competes with other prepaid health plans and with traditional health insurers as well as with self-insured programs, Preferred Provider Organizations and other MCOs. Other programs or entities may be substantially better capitalized than FOHP-NJ. Moreover, a number of traditional health insurers have begun to aggressively market HMO and other managed care products of their own. In addition, competition may be affected if any federal legislation or regulation with respect to health plans or health care providers is adopted. See "Government Regulation."

         Competition among HMOs and traditional and other health insurers is based principally on benefits offered and premium cost. FOHP-NJ which operates an HMO may find itself at a competitive disadvantage if its premiums are higher than those of other HMOs or traditional health insurers. Premiums negotiated with employers, fee schedules negotiated with hospitals, physicians and other providers, the scope of benefits offered, unique benefit designs and access to physicians and hospitals constitute the principal methods of competition.

 MARKETING

         FOHP-NJ markets its health care benefits products and services to prospective members through full-time marketing representatives, selected brokers and consultants and other sales professionals under the direction of a Vice President of Sales and Marketing. Marketing efforts are concentrated on employer groups of all sizes with particular emphasis placed on employers with fewer than 1,000 employees.

         FOHP-NJ markets its services to employers, including NJ Acute Care Institutions which are providers to FOHP-NJ and are either shareholders of the Holding Company or affiliated with shareholders of the Holding Company. If the existing health plan of any NJ Acute Care Institution is a self-insured plan, such NJ Acute Care Institution is obliged to offer a FOHP-NJ health plan to its employees as their exclusive plan in accordance with a timetable determined by FOHP-NJ to be feasible. NJ Acute Care Institutions which offer one or more health plans, including any self-insured plan, are obliged to offer a FOHP-NJ health plan and have at least 50% of its employees enrolled in a FOHP-NJ health plan by January 1, 1996, and at least 75%of its employees enrolled in a FOHP-NJ health plan by January 1, 1997, and NJ Acute Care Institutions which are subject to collective bargaining agreements are required to use their best efforts to offer a FOHP-NJ health plan to their non-union employees on a "non-exclusive" basis.

In addition, NJ Acute Care Institutions which are subject to collective bargaining agreements are required to use their best efforts to qualify a FOHP-NJ health plan as the union-designated plan and to pay reasonable deductibles or other costs to so qualify a FOHP-NJ health plan.

         If a NJ Acute Care Institution fails to satisfy its enrollment obligations, the Holding Company has the right to purchase (but is not obligated to purchase) all of the shares of Common Stock-NJ held by the NJ Acute Care Institution at a purchase price equal to the lesser of the Book Value (as defined in the Holding Company's Certificate of Incorporation and used herein) or the original purchase price paid for such shares. On March 3, 1997, the Holding Company redeemed the shares of one NJ Acute Care Institution which had not complied with its enrollment obligations. The Holding Company is currently reviewing whether to redeem the Holding Company Common Stock held by any other non-compliant NJ Acute Care Institution.

         The Certificate of Incorporation of the Holding Company, as proposed to be amended in connection with the Transaction, provides that the provisions in the Certificate of Incorporation of the Holding Company with respect to the covenants of the NJ Acute Care Institutions which own shares of Common Stock-NJ or of the affiliates of NJ Acute Care Institutions which own shares of Common Stock-NJ (collectively referred to herein as "NJ Institutional Shareholders," and individually referred to herein as a "NJ Institutional Shareholder") shall continue until December 31, 1999. Currently, the covenants, as they apply to any individual NJ Institutional Shareholder expire on the second anniversary of the date a FOHP-NJ health plan was first offered to the employees of the NJ Institutional Shareholder or, if the NJ Institutional Shareholder is not a NJ Acute Care Institution, the second anniversary of the date a FOHP-NJ health plan was first offered to the employees of its affiliated NJ Acute Care Institution. As a result of the aforementioned proposed amendment to the Holding Company's Certificate of Incorporation, a NJ Institutional Shareholder or its affiliated NJ Acute Care Institution will be required to keep its employees in a FOHP-NJ health plan for a longer period of time if the NJ Institutional Shareholder does not want to be in breach of the covenants and thus risk having its shares of New Common Stock redeemed by the Holding Company.

         The Certificate of Incorporation of the Holding Company also is proposed to be amended to provide that, if, upon the termination of the covenants contained therein as they relate to a specific NJ Institutional Shareholder, the NJ Institutional Shareholder or its affiliated NJ Acute Care Institution proposes to offer to its employees any health plan similar to a health plan offered by FOHP-NJ, such NJ Institutional Shareholder shall provide prior written notice to FOHP-NJ of the material terms of the Bona Fide Offer (as hereinafter defined) by such other health benefits plans. In the event FOHP-NJ offers to provide an FOHP-NJ health plan containing terms at least as favorable in all material respects to the employees of the NJ Institutional Shareholder or its affiliated NJ Acute Care Institution as those contained in the Bona Fide Offer, such NJ Institutional Shareholder or its affiliated NJ Acute Care Institution shall offer such FOHP-NJ health plan to its employees on the same basis as it would have been obligated under the covenants if such covenants had not terminated. In the event a NJ Institutional Shareholder or its affiliated NJ Acute Care Institution (i) breaches any of the covenants in the proposed Certificate of Incorporation of the Holding Company applicable to it or (ii) fails to provide reimbursement rates (a) for in-patient visits at the lower of (I) the lowest rate of reimbursement received by such provider from nongovernmental payors for each line of business, or (II) the rate of reimbursement reflecting a reduction (compared to calendar 1996 rates) of 5% in in-patient costs, provided that such reduction is solely as a result of rate reductions and not through utilization or medical management efforts, and (b) for out-patient visits at the lower of (I) the lowest rate of reimbursement received by such providers from nongovernmental payors for each line of business, or (II) the rate of reimbursement reflecting a reduction (compared to calendar 1996 rates of 10% in out-patient costs, provided that such reduction is solely as a result of rate reductions and not through utilization or medical management efforts, then the Holding Company shall have the option to purchase all or a portion of the New Common Stock held by the NJ Institutional Shareholder at a purchase price equal to the lowest of (i) the Book Value, (ii) the lowest shareholder equity reflected on the Holding Company's quarter-end balance sheets during the period of noncompliance giving rise to the repurchase right, excluding any convertible debentures issued to HSI, prepared in accordance with generally accepted accounting principles, divided by the number of outstanding shares of New Common Stock on a fully diluted basis or (iii) the original purchase price paid by such NJ Institutional Shareholder for such shares of New Common Stock. The Holding Company shall have full discretion with respect to its election to exercise or not to exercise the foregoing rights of repurchase with respect to any given shareholder, taking into account any factors the Holding Company deems appropriate relating to such shareholder's relationships with the Holding Company or the Holding Company's business or otherwise, and the Holding Company's election to make or not to make a repurchase from one shareholder shall have no effect on the Holding Company's election to make or not to make a repurchase from any other shareholder. Consequently, a NJ Institutional Shareholder which breaches the covenants in the proposed Certificate of Incorporation of the Holding Company which are applicable to it could have its shares of New Common stock redeemed by the Holding Company at less than fair market value.

         A "Bona Fide Offer" shall mean an offer of a health benefits plan which is prepared with the objective of covering the offeror's (i) health care costs and administrative expenses in the case of risk products, and (ii) costs of performing administrative services and any risk assumed (e.g., reinsurance) in the case of self funded products. An offer by any health benefits plan below the offeror's costs for the purpose of achieving market share increases shall not constitute a Bona Fide Offer.

GOVERNMENT REGULATION

         For a tax exempt hospital or other entity to maintain its tax exempt status under section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), its income or assets may not be utilized to inure to the benefit of (i) an individual considered to be an insider by virtue of his or her relationship with the exempt organization (generally, any person having a personal or private interest in the activities of an organization exempt under section 501(c)(3) of the Code, including any physician employed by or with admitting privileges at a tax exempt hospital, is often referred to as an "insider"), or (ii) any other person. Any conduct in contravention of the furtherance of the entity's exempt purposes may result in the loss of a health care provider's tax exempt status. In the case of an insider, a compensation arrangement in excess of fair market value, a below market loan, or a no rent or below market rent arrangement may constitute private inurement, or, in the case of any other person or entity (including, among others, vendors or key staff personnel), an excessive benefit which is not incidental to the accomplishment of the entity's exempt purposes may constitute private inurement.

         Federal law prohibits the payment or receipt of remuneration directly or indirectly for referring or furnishing any service for which payment may be made under the Medicare or Medicaid programs. The applicable statute, known as the Medicare/Medicaid Anti-Kickback Statute, prohibits, among other things, an entity from selecting a physician or other investor based upon his, her or its ability to make referrals or from offering such an investor (i) a greater investment opportunity, or (ii) a disproportionately large return on a disproportionately small investment. The statute imposes criminal as well as other penalties for engaging in prohibited practices.

         Federal law also prohibits physician referrals to clinical laboratories in which they or members of their families have a financial interest and, effective January 1, 1995, prohibits referrals by physicians for additional designated health services to other entities in which physicians or their family members have a financial interest. The Stark II Amendments specifically exclude from the prohibition, in-network referrals by physicians who have ownership or investment interests in, or compensation arrangements with, certain Medicare health organizations, federally qualified HMOs, or other prepaid plans operating under a demonstration project.

         Management does not believe that any arrangements between the Holding Company or any of its subsidiaries and its shareholders or directors is violative of the Medicare/Medicaid Anti-Kickback Statute or the Stark II Amendments. No Holding Company shareholder nor any provider of services to a subsidiary of the Holding Company is required to make referrals as a condition of making or maintaining an investment interest in the Holding Company or otherwise. If any arrangement between the Holding Company or a subsidiary of the Holding Company and its shareholders or directors was found to contravene current law or in the event any change in the law prohibits any such arrangement, the Holding Company would seek to restructure such arrangement.

         New Jersey has also adopted legislation which prohibits physicians from referring patients to health care services in which they or their immediate families have a significant beneficial interest unless such interests are disclosed in advance to such patients. The restriction does not apply to services provided in a physician's medical office or to certain therapies or protocols.

         Federal antitrust laws generally prohibit agreements between competitors that unreasonably restrict competition and, as such laws relate to the Holding Company, may prohibit, among other things, the disclosure of information by a provider to FOHP-NJ relating to (i) the providers' rates, costs, salaries and benefits, and (ii) the terms, prices and conditions of any managed care plan in which the provider participates, unless such information is a matter of public record. Such laws also may prohibit the disclosure by FOHP-NJ of the prices and terms of any arrangement between FOHP-NJ and one of its providers to other providers in FOHP-NJ's provider network. In an effort to prevent any such conduct, the Holding Company has distributed an Antitrust Compliance Manual to its NJ Institutional Shareholders and requires that each NJ Institutional Shareholder acknowledge the receipt of such manual. In addition, the Holding Company includes information regarding prohibitions under federal antitrust laws in the provider agreements entered into by FOHP-NJ and NJ Practitioners. Any prohibited disclosure or other violations of the federal antitrust laws could subject the Holding Company or FOHP-NJ or any of their directors or shareholders to monetary damages and other penalties under such antitrust laws.

         HMOs are subject to extensive governmental regulation. Among the areas regulated are the scope of benefits required to be made available to members, reserves required to be maintained, the manner in which members' co-payments are structured, procedures for review of quality assurance, enrollment requirements, the relationship between the HMO and its health care providers and the financial condition of the HMO. Any HMO formed in New Jersey is regulated by two governmental departments, the DOI and the DOH. The DOI monitors the financial condition of an HMO formed in New Jersey whereas the DOH reviews quality and access issues.

         In June 1994, FOHP-NJ, the Holding Company's only subsidiary licensed as an HMO, received its COA from the Departments. In December 1995, FOHP-NJ received approval from the U.S. Health Care Financing Administration of the U.S. Department of Health and Human Services (commonly known as "HCFA") to operate as a federally qualified HMO and, as a result, is now providing services to Medicare beneficiaries. In February 1995, FOHP-NJ entered into an agreement with the New Jersey Department of Human Services to provide services to Medicaid recipients, and it has received approval to provide such services in nine New Jersey counties.

         If a New Jersey HMO fails to meet the statutory net worth requirements applicable to it, the DOI has the power to suspend or revoke the HMO's COA. Without a COA, an entity cannot conduct business as an HMO in New Jersey.

         As of December 31, 1996, FOHP-NJ was approximately $45,700,000 below 125% of the statutory net worth requirement applicable to it, and approximately $42,000,000 below 100% of its statutory net worth requirement. If the Transaction is not consummated, the DOI has indicated that it will require the Holding Company to draw against the letters of credit made available to it for purposes of contributing to FOHP-NJ such monies for net worth purposes. See "Certain Relationships and Related Transactions." If the Holding Company were to draw against each letter of credit made available to it, and each guarantor paid the amount of the Holding Company's capital obligation to FOHP-NJ which it guaranteed, the Holding Company would receive approximately $11,000,000, which would leave FOHP-NJ with a statutory net worth deficit of approximately $34,700,000 at 125% of the statutory net worth requirement applicable to it and approximately $31,000,000 at 100% of such statutory net worth requirement.

The DOI has informed HSI that, if the Transaction is not consummated (which consummation requires the prior approval by the Holding Company's shareholders of the Transaction and Amendments) on or before April 30, 1997, the DOI intends to petition the New Jersey Superior Court for an order to allow the DOI to place FOHP-NJ into rehabilitation. It is also the understanding of the Board of Directors that it is the DOI's intention to place FOHP-NJ into rehabilitation if the Transaction is not consummated by such date. If FOHP-NJ is placed into rehabilitation, it is likely that none of the shareholders of the Holding Company will receive any distribution on the shares of Common Stock-NJ held by them since all the assets of the Holding Company will be used to pay the liabilities and other debts of FOHP-NJ and the Holding Company before any distributions are made to the shareholders.

         Federal law requires a federally qualified HMO to have a positive net worth (however, no amount is specified) and to provide evidence of financing until revenues are sufficient to support operations. The financial reserves of federally qualified HMOs are required to provide adequately against the risk of insolvency, but the amount of such reserves are not specified in applicable regulations and is subject to the discretion of the Secretary of the United States Department of Health and Human Services.

         As a result of legislation enacted by the State of New Jersey in 1991 and 1993, New Jersey HMOs must offer health care benefits plans to individuals including hospital expense coverage and annual physical examinations for a defined period. HMOs which do not offer coverage to individuals are subject to an assessment. Additionally, legislation adopted in New Jersey, which became effective on July 1, 1994, requires health insurers, including HMOs which provide pharmacy services, to permit enrollees to select their own pharmacists and pharmacies. In 1995, New Jersey enacted legislation which requires that a mother delivering a baby be permitted to remain at the facility where the baby was born for a minimum of 48 or 96 hours, depending upon the method of birth. The new maternity length of stay law will result in longer hospital stays for mothers giving birth and, as a result, increased costs to most New Jersey HMOs, including FOHP-NJ. Legislation also was enacted in New Jersey in 1995 which requires health insurers, including HMOs, to provide certain mandated diabetes benefits.

         The DOH, in consultation with the DOI, has adopted new regulations intended generally to apply to HMOs offering POS products. The new regulations are intended to clarify the circumstances under which an HMO may contract with a health insurer, health service corporation or medical service corporation to provide indemnity benefits or services. Under the new regulations, it will be necessary for an HMO offering POS products to enter into a contractual arrangement with a licensed indemnity carrier. In response to the new regulations, FOHP-NJ has entered into a contractual arrangement with an indemnity carrier. The Holding Company does not anticipate the new regulations having a significant effect on the operating results of FOHP-NJ.

         The  DOH  recently  adopted  extensive  amendments  to the  New  Jersey regulations applicable to HMOs which are intended to provide additional protections to consumers of HMO products and promote consumer confidence in HMOs generally. The amended regulations provide that a member of an HMO plan shall be entitled to appeal service denials to an independent medical panel and require health plans to disclose operational information, including information regarding financial incentives provided to physicians by HMOs in their reimbursement procedures. FOHP-NJ currently does not provide such financial incentives to physicians. The amended regulations also outline the requirements for an HMO to maintain a sufficient network of providers, impose additional requirements for HMO utilization management programs, and set forth new financial standards and reporting requirements. Compliance with these standards and requirements may result in additional costs to HMOs, including FOHP-NJ.

         Generally, rates and proposed coverage benefits must be submitted to the DOI prior to their imposition. There can be no assurance that rates submitted by FOHP-NJ will be accepted without objection or approved.

         Finally, it is impossible to predict whether federal legislation or regulations with respect to health plans or health care providers will be adopted or the impact that any such federal legislation or regulations may have on the health care delivery system.

EMPLOYEES

         At March 15, 1997, the Holding Company, through its principal subsidiary FOHP-NJ, employed 333 full-time and 17 part-time active employees, including 2 executive officers. None of the Holding Company's employees is represented by a union. The Holding Company believes that the relationships with its employees are satisfactory.

ITEM 2.  PROPERTIES.

         The Holding Company currently leases, pursuant to three separate leases, approximately 25,675 square feet of office space at 2 Bridge Avenue, Building 6, Red Bank, New Jersey 07701-1106. Each lease has a term of 5 years ending 1999 or 1998 and a 5 year renewal option. The monthly rental ranges from $10.00 to $12.50 per square foot over the initial terms of the leases, plus certain additional charges and expenses including common maintenance charges, utilities and taxes. The monthly rental of the 5 year option term of each of the leases ranges from approximately $14.00 to $16.00 per square foot. The office space leased by the Holding Company in Red Bank, which also includes the principal executive offices of FOHP-NJ, is located in a newly restored office/commercial complex designed to accommodate the Holding Company's and FOHP-NJ's operations. Part of the cost of leasing the Red Bank, New Jersey facility is allocated to FOHP-NJ.

         In addition, the Holding Company, through FOHP-NJ, subleases approximately 59,706 square feet of office space at 3501 State Highway 66, Neptune, New Jersey 07754. The lease has a term of approximately 3 years ending on January 30, 1999 and contains a 5 year renewal option. The monthly rental of the lease term is $77,120.25 plus certain additional charges and expenses, including maintenance, utilities and taxes. The monthly rental of the 5 year option of the lease is $84,504.16 plus certain additional charges and expenses, including maintenance, utilities and taxes.

         The Holding Company also leases office space in several other locations in New Jersey, including Mt. Laurel.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal, governmental, administrative or other proceedings pending against the Holding Company or its properties or to which the Holding Company is a party, and to the knowledge of management no such material proceedings are threatened or contemplated except as provided below:

         The DOI has informed HSI that, if the Transaction is not consummated (which consummation requires the prior approval by the Holding Company's shareholder of the Transaction and Amendments) on or before April 30, 1997, the DOI intends to petition the New Jersey Superior Court for an order to allow the DOI to place FOHP-NJ into rehabilitation. It is also the understanding of the Board of Directors that it is the DOI's intention to place into rehabilitation if the Transaction is not consummated by such date. If FOHP-NJ is placed into rehabilitation, it is likely that none of the shareholders of the Holding Company will receive an distribution of the shares of Common Stock-NJ held by them since all the assets of the Holding Company will be used to pay the liabilities and other debts of FOHP-NJ and the Holding Company before any distributions are made to shareholders. See "Description of Business Recent Developments; Government Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter ended December 31, 1996, no matter was submitted to a vote of security holders of the Holding Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

         There is no public market for any class of the Holding Company's Common Stock, and the Holding Company has no current intention of listing or including any shares of Common Stock-NJ or any other class of Holding Company Common Stock on a stock exchange or quotation system since shares of Holding Company Common Stock can be held by or transferred only to providers to the Holding Company's subsidiaries which operates as HMOs and the Holding Company. If the Transaction and Amendments are approved by the Holding Company's shareholders, the current restrictions on the issuance and transfer of shares of Holding Company Common Stock will remain in place, except that HSI will be permitted to purchase shares of Holding Company Common Stock. Accordingly, it is improbable that a market will develop for the Holding Company's securities, regardless of whether the Transaction is consummated.

         In addition, if the Transaction is consummated, HSI will have the ability to effect, in the future, a transaction which would result in each shareholder of the Holding Company, other than HSI, being required, through a merger, to exchange or sell his, her or its shares of Holding Company New Common Stock for cash or securities of an issuer other than the Holding Company. HSI has informed the Holding Company that, at such time, it will comply with applicable disclosure obligations under the Exchange Act, including without limitation applicable requirements under Rule 13e-3.

         Since its inception, the Holding Company has not sold any shares of Common Stock-NJ for any price other than $15. In addition, the Holding Company is not aware of any sale of Common Stock-NJ by one provider to another for any price other than $15.

         As of March 15, 1997, 2,086,839 shares of Common Stock-NJ were outstanding and were held by 2,629 shareholders of the Holding Company, including 1,006,717 shares held by 41 NJ Acute Care Institutions, 1,036,786 shares held by 2,585 NJ Practitioners, 40,002 shares held by 2 NJ Other Providers and 3,334 shares held by an IPA.

         The Holding Company has not paid any cash dividends on Holding Company Common Stock. Pursuant to the terms of the Amended Securities Purchase Agreement, the Holding Company is restricted from paying cash dividends on Holding Company Common Stock until the consummation of the Transaction. After the consummation of the Transaction, it is expected that the Board of Directors of the Holding Company, as then constituted, will review its dividend policy from time to time to determine the desirability and feasibility of paying cash dividends after giving consideration to the Holding Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors of the Holding Company deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. Accordingly, the selected financial information as of December 31, 1994 and 1993 and for the year ended December 31, 1994 and for the period from May 19, 1993 (date of inception of FOHP-NJ) to December 31, 1993 is derived from the financial statements of FOHP-NJ, the Holding Company's principal subsidiary. The data should be read in conjunction with the consolidated financial statements of the Holding Company and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this report.

         The selected financial information as of December 31, 1996 and 1995, and for the years ended December 31, 1996 and 1995, is derived from the consolidated financial statements of the Holding Company and should be read in conjunction with the consolidated financial statements of the Holding Company and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this report.


                                                Summarized Balance Sheet Information


                                                                                                   Financial Data of
                                                                                                        FOHP-NJ
                                                                                                     Predecessor to
                                                                                                  the Holding Company
                                                                                           -------------------------------
                                                             DECEMBER 31,                             DECEMBER 31,
                                                   -------------------------------         -------------------------------
                                                        1996                1995               1994               1993
                                                   -----------         -----------         -----------         -----------
Assets:

Cash and cash equivalents                          $36,664,911         $23,882,286        $ 13,030,295         $10,503,225
Other                                               17,587,306          13,479,547           7,050,765             390,965
                                                   -----------         -----------         -----------         -----------
Total Assets                                       $54,252,217         $37,361,833        $ 20,081,060         $10,894,190
                                                   ===========         ===========        ============         ===========

Liabilities and Shareholders'
 (Deficiency) Equity:

Liabilities:
Medical claims payable,
 accounts payable,
 accrued expenses and
 other liabilities                                 $80,118,284         $32,482,794         $ 8,101,405         $   576,125

FOHP-NJ  Practitioner
 Provider  Common
 Stock,  $.01 par value,
 511,800  shares issued and
 outstanding (at December 31,
 1994, redeemable at
 $3,900,000)                                               ---                 ---           7,677,000                 ---

Shareholders' (Deficiency)
 Equity:

 Common stock subscribed                                   ---                 ---                 ---          12,400,000
 FOHP-NJ Institutional
 Provider Common Stock, $.01
 par value, 1,020,051 shares
 issued and outstanding                                    ---                 ---              10,201                 ---

FOHP-NJ Other Provider Common
 Stock, $.01 par value,
 40,002 shares issued and
 outstanding                                               ---                 ---                 400                 ---

Common Stock-NJ, $.01 par
 value 2,100,173 shares
 issued and outstanding                                 21,002              21,002                 ---                 ---

Additional paid-in capital                          30,648,489          30,648,489          15,341,561                 ---

Deficit                                           ( 56,535,558)       ( 25,790,452)       ( 11,049,507)       ( 2,081,935)
                                                   -----------         -----------         -----------         ----------

Total Shareholders'
 (Deficiency) Equity                              ( 25,866,067)          4,879,039           4,302,655         10,318,065
                                                   -----------         -----------         -----------        -----------

Total Liabilities and
 Shareholders' (Deficiency)
 Equity                                            $54,252,217         $37,361,833         $20,081,060        $10,894,190
                                                   ===========         ===========         ===========        ===========


                                        Summarized Statement of Operations Information



                                                                                                 Financial Data of
                                                                                                      FOHP-NJ
                                                                                                  Predecessor to
                                                                                                the Holding Company
                                                                                         ----------------------------------
                                                                                                                For the
                                                                                                              period from
                                                                                                             May 19, 1993
                                                         For the year ended               For the year          (date of
                                                            December 31,                     ended           inception) to
                                                  --------------------------------         December 31,       December 31,
                                                      1996                1995                1994                1993
                                                  ------------        ------------        ------------         -----------
Revenue:

Premium revenue from
 owners/providers                                 $135,544,112        $ 63,630,797        $  5,639,724         $       ---

Other premium revenue                              112,125,670          38,819,206           1,803,624                 ---

Interest and other income                            9,706,526           8,844,036           1,177,171              22,151
                                                  ------------        ------------        ------------         -----------

Total Revenue                                      257,376,308         111,294,039           8,620,519              22,151
                                                  ------------        ------------        ------------         -----------

Expenses:

Medical services to
 owners/providers                                   37,026,903          17,319,035           1,405,175                 ---

Hospital services to
 owners/providers                                   30,156,890          11,068,909             880,920                 ---

Other medical services                             105,496,580          38,548,819           2,727,694                 ---

Other hospital services                             63,760,554          24,637,249           1,710,020                 ---

Selling, general and
  administrative                                    50,789,010          32,638,106          10,624,261           2,063,239

Other                                                  890,553           1,751,263             240,021              40,847
                                                  ------------        ------------        ------------        ------------

Total Expenses                                    $288,120,490        $125,963,381        $ 17,588,091        $  2,104,086
                                                  ------------        ------------        ------------        ------------

Provision for state
income taxes                                               924              71,603                 ---                 ---
                                                  ------------        ------------        ------------        ------------

Net loss                                          $(30,745,106)       $(14,740,945)       $ (8,967,572)       $ (2,081,935)
                                                  ------------        ============        ============        ============

Net loss per common share                         $     (14.64)       $      (8.65)       $      (8.40)       $      (2.52)
                                                  ============        ============        ============        ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         The Holding Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization of FOHP-NJ into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Holding Company. Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. The Holding Company does not conduct, nor does management believe that it will conduct, any business other than to provide management and consulting services to its subsidiaries. All health care benefit products and services are, and will be, provided by the Holding Company's subsidiaries.

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

         FOHP-NJ markets a comprehensive range of health care benefit plan products pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of March 15, 1997, FOHP-NJ had entered into provider agreements with 51 NJ Acute Care Institutions, approximately 10,000 NJ Practitioners and approximately 75 NJ Other Providers. The provider agreements have an initial term of one-year and are renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of a provider agreement or any agreement with a subscriber are not effected by whether the provider or subscriber is, or is not, a shareholder of the Holding Company.

         FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ's health plans vary from institution to institution and are based on, among other things, the type of services provided by, and the location of, the NJ Acute Care Institution. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ plan for any services paid for under such plan except for any applicable co-payment.

         NJ Practitioners are paid pursuant to a fee schedule established by FOHP-NJ and are prohibited from billing members of a FOHP-NJ health plan except for co-payments and non-covered services, if any. The fees paid to NJ Practitioners are based on a percentage of the fees payable under the fee schedule developed for Medicare. Co-payments, in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member.

         Subscriber contracts are entered into with large employer groups (50 or more employees) and small employer groups (less than 50 employees). Such contracts are generally for a term of one year, but may be cancelled by the employer group upon 30 days written notice. Under these contracts, FOHP-NJ has agreed to provide the employer groups with health coverage in return for a monthly premium. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of 50 or more employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Premium revenue generated from subscriber contracts is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         PREMIUM REVENUE. For the year ended December 31, 1996, medical premium revenue totalled $247.7 million or $145.2 million more than the $102.5 million of medical premium revenue generated in 1995. Medical premium revenue generated by the Holding Company during the year ended December 31, 1996 was substantially greater than the medical premium revenue generated by the Holding Company during the year ended December 31, 1995, due to the significant subscriber growth experienced during 1996. Approximately 55% of medical premium revenue generated in 1996 and approximately 62% of medical premium revenue generated in 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

         OTHER REVENUE. Other revenue, principally administrative fees, for the year ended December 31, 1996 was $7.9 million compared to $7.6 million of other revenue for the prior year. This increase is attributed to the subscriber growth in self-insured products. Interest income for 1996 was $1.8 million, a $600 thousand increase from the $1.2 million generated in 1995. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in 1996.

         MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the year ended December 31, 1996 were $236.4 million or $144.8 million higher than expenses incurred in 1995. The increase in medical and hospital service expenses from 1995 to 1996 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) increased in 1996 to 95% from 89% in 1995 as a result of increased enrollment in the FOHP-NJ health plans, changes in the mix of products offered by FOHP-NJ, and the inability of FOHP-NJ to effectively control utilization and referrals due to the significant growth of FOHP-NJ. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, will lower the percentage of medical expenses to premium dollars in the future.

         Medical and hospital services expenses are accrued in the period the services are provided to enrollees in the FOHP-NJ health plans, based in part on estimates for hospital and other health care services which have been incurred but not yet reported. Such estimates are monitored and reviewed by the Holding Company and its outside actuaries on a monthly basis and, as settlements are made or estimates adjusted, the resulting differences are reflected in the current period of operations. Since FOHP-NJ recently began operations and lacks significant historical experience, the estimate for incurred but not yet reported medical claims is based on currently available industry ratios of claims expense to premiums earned as well as the limited historical experience of FOHP-NJ.

         In the spring of 1996, the number of medial claims that had not been processed by the Holding Company's outside claims administrator increased as a result of the significant increase in the number of enrollees in the FOHP-NJ health plans and the systems limitations of the outside claims administrator engaged by the Holding Company to provide claims processing services. During the summer of 1996, the Holding Company, in an effort to decrease the medical claims backlog, began using its own personnel to process claims and notified its outside claims administrator that if it did not begin to perform its claims processing functions in a manner consistent with the contract between FOHP-NJ and the claims administrator, FOHP-NJ would withhold payments as permitted in such contract. As a result of these efforts, the medical claims backlog was reduced significantly by the end of the third quarter of 1996. In the fourth quarter of 1996, the Holding Company and its outside actuaries, using the same methodology for estimating incurred but not yet reported medical claims as had been used since FOHP-NJ first received its COA to operate as an HMO, but having more claims payment data available as a result of the reduction in the claims backlog, realized that they had previously underestimated the amount of the incurred but not yet reported medical claims and that, as a result, FOHP-NJ's incurred but not yet reported reserve needed to be increased in the fourth quarter of 1996 by approximately $13 million. The Holding Company believes that the underestimation was due to FOHP-NJ's limited historical experience and the high medical costs related to new products offered by FOHP-NJ, such as Medicare products, Medicaid products and small business products.

         As a result of a significant increase in medical claims expenses during the fourth quarter of 1996, including an increase in FOHP-NJ's incurred but not yet reported reserve by approximately $13 million due to more complete payment data that were not available to the Holding Company and its outside actuaries prior to such quarter, and the deterioration of the financial condition of the Holding Company as a result of continuing losses generated from operations due to over utilization and high medical costs related to FOHP-NJ's Medicare products, Medicaid products and small business products, the Holding Company's losses for the year ended December 31, 1996 increased by approximately $17 million from the approximately $14 million reported by the Holding Company as of September 30, 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totalled $50.8 million for the year ended December 31, 1996 compared to $32.6 million incurred in 1995. This increase was the result of the significant growth of the Holding Company and FOHP-NJ.

         OTHER EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1996 increased by $205 thousand from the $674 thousand incurred in 1995. This increase was a result of the significant investment in capital equipment in the end of 1995 and the beginning of 1996. Interest expense decreased in 1996 to $11,200 from the $90,000 incurred in 1995. This decrease was primarily the result of the repayment of the short-term financing for the acquisition of FMCO.

FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

         PREMIUM REVENUE. For the year ended December 31, 1995, medical premium revenue totalled $102.5 million or $95.0 million more than the $7.4 million of medical premium revenue generated in 1994. Medical premium revenue generated by the Holding Company during the year ended December 31, 1995 was substantially greater than the medical premium revenue generated by FOHP-NJ during the year ended December 31, 1994, due to the limited operations of FOHP-NJ during 1994 and significant subscriber growth experienced during 1995. Approximately 62% of medical premium revenue generated in 1995 and approximately 76% of medical premium revenue generated in 1994 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

         OTHER REVENUE. Other revenue, principally administrative fees, for the year ended December 31, 1995 was $7.6 million compared to $700 thousand of other revenue for the prior year. Interest income increased by $800 thousand from $400 thousand in 1994 to $1.2 million in 1995. The increase in other revenue is primarily attributable to administrative service fees received in connection with the administrative services provided by the Holding Company to self-insured employer groups. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in 1995.

         MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service during 1995 was $91.6 million or $84.9 million higher than such expenses in 1994. The increase in medical claims costs from 1994 to 1995 was primarily attributable to an increase in enrollees in FOHP-NJ health plans. Moreover, the increase in medical claims costs in 1995 is a direct function of the significant increase in medical premium revenue generated in 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totalled $32.6 million during 1995 compared to $10.6 million incurred for the year ended December 31, 1994. This increase was the result of the significant growth of FOHP-NJ and the expansion activities of the Holding Company during 1995. For example, to accommodate such growth and expansion, the Holding Company and its subsidiaries hired 193 additional employees in 1995 and leased additional office space in New Jersey and New York.

         OTHER EXPENSES. Depreciation and amortization expenses in 1995 increased by $443 thousand from the $231 thousand incurred in the year ended December 31, 1994, due to significant investment in 1995 in capital equipment. Interest expense also increased in 1995 to $90,000 from the $9,000 incurred in the year ended December 31, 1994. This increase was primarily the result of the short-term financing of the acquisition of FMCO discussed below.

         In November 1994, FOHP-NJ acquired all the stock of Individualized Rehabilitation Programs, Inc., which was later renamed FMCO. In 1995, FMCO received less referrals from a major referral source. As a result, revenue generated from referrals decreased by approximately $125,000 per month in 1995. In December 1995, management determined that due to the recent loss of business volume resulting from less referrals and because of current and projected operating losses of FMCO, the recoverability of the cost of FMCO in excess of the net assets acquired could not be assured. Accordingly, the net carrying value of FMCO of $986,782 was written-off in 1995 and included in other expenses for that year.

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

         FOHP-NJ is required by the DOI to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the DOI a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, the Holding Company learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum requirement. FOHP-NJ addressed this potential deficiency by submitting in April 1996 a plan of action to the DOI which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. The plan of action also outlined the actions to be taken by the Holding Company and FOHP-NJ to ensure that FOHP-NJ remained in compliance with applicable statutory net worth requirements in 1996.

         The plan of action submitted by FOHP-NJ provides that in the event that either the DOI or the DOH requires that FOHP-NJ obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ as an HMO licensed in New Jersey, the Holding Company will contribute such capital to FOHP-NJ. To assure that the Holding Company has sufficient capital to contribute to FOHP-NJ in the event that FOHP-NJ is required to obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to it, certain directors and shareholders of the Holding Company either (i) arranged for the issuance of letters of credit by various banks, against which the Holding Company may draw if required to fund the payment of its obligations to FOHP-NJ so as to allow FOHP-NJ to remain in compliance with the statutory net worth and other capital requirements applicable to it, or (ii) guaranteed a portion of the Holding Company's capital obligation to FOHP-NJ. In addition, pursuant to the plan of action, the Holding Company effected several operational changes in order to increase capital in 1996. The operational changes made by the Holding Company included (a) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs,
(b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control the Holding Company's administrative costs, (c) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments if they want to remain shareholders of the Holding Company and providers in the FOHP-NJ provider network, and (d) the discontinuance of expansion efforts in states other than New Jersey.

         On June 12, 1996, the DOI and the DOH approved FOHP-NJ's plan of action, subject to certain reporting and other conditions. Such conditions include: (i) the submission of a monthly report to the DOI which is to contain a comparison of actual results for the month just ended to the budgeted results for such month; (ii) the administrative expenses saving measures specified in the plan of action including the hiring freeze and the suspension of bonuses and consultant use, shall not be discontinued or modified unless the DOI has received written notice of any such proposed discontinuance or modification and has not objected to the proposed discontinuance or modification within five days of receiving such notice; (iii) the submission to the DOI of the minutes of any meeting of the Board of Directors of the Holding Company or the Board of Directors of FOHP-NJ and the minutes of certain committee meetings of such corporations within 30 days of the date of any such meeting; (iv) neither the Holding Company nor FOHP-NJ shall enter into any joint venture, acquisition, merger, intercompany related party transaction, or other material transaction (defined as one half of one percent or greater of net admitted assets as of the prior year) without the prior written approval of the DOI; (v) neither the Holding Company nor FOHP-NJ shall declare or apply any dividends or bonuses or make any distributions other than in the course of ordinary business without the prior written approval of the DOI; (vi) any proceeds from the sale of Holding Company stock to New Jersey providers must first be used to pay the payable from the Holding Company to FOHP-NJ; (vii) a claim reserve lag study shall be provided to the DOI on a quarterly basis in a format prescribed by the DOI; (viii) prior written approval of the Commissioner of the DOI must be obtained before either the Holding Company or FOHP-NJ makes any expenditure related to activities in jurisdictions other than New Jersey; (ix) on or before October 1, 1996, at least one third of the members of each committee of the Boards of Directors of the Holding Company and FOHP-NJ shall be persons who are not affiliated with the Holding Company or FOHP-NJ or any subsidiaries thereof, and who do not have any contractual relationship with the Holding Company or FOHP-NJ or any subsidiaries thereof, including any health care provider in the FOHP-NJ provider network; and (x) on or before October 1, 1996, FOHP-NJ shall establish an Audit Committee comprised solely of outside independent directors. The aforementioned conditions are to continue until the DOI and the DOH issue a written determination that (a) FOHP-NJ has had two consecutive quarters with a net gain from operations in each quarter of at least $2,000,000, (b) FOHP-NJ surplus equals or exceeds 125% of its minimum net worth requirement for the same two consecutive quarters, and (c) the payable from the Holding Company to FOHP-NJ has been paid in full. The DOI has informed HSI, that, if the Initial Closing occurs on or before April 30, 1997, and FOHP-NJ increases its statutory net worth to 100% of the minimum level required by law, as expected in the Transaction, the DOI would immediately rescind the FOHP-NJ health plan of action approved by the DOI on June 12, 1996, subject to a guaranty by HSI that FOHP-NJ will maintain surplus equal to or in excess of 100% of the minimum net worth level required by law through December 31, 1997.

         The letters of credit and institutional guarantees available to the Holding Company expire on March 31, 1997. Pursuant to the Amended Securities Purchase Agreement, all the letters of credit and institutional guarantees currently available to the Holding Company must be in effect on the closing date of the Transaction. Inasmuch as the Transaction will not be consummated by March 31, 1997, the Holding Company is seeking extensions of the letters of credit and institutional guarantees currently available to it. If any of the letters of credit or institutional guarantees is not extended, the DOI has authorized the Holding Company to require payment under any such instrument.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

         The consolidated financial statements and supplementary data of the Holding Company called for by this item are submitted as a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and position of each person serving as an executive officer of the Holding Company are set forth below and brief summaries of their business experience and certain other information with respect to each of them is set forth in the information which follows the table:

   NAME                    AGE            POSITION

   Donald Parisi            41            Acting President and Chief Executive
                                          Officer, Secretary and General Counsel

   Dr. Joseph Singer        39            Executive Vice President and Chief
                                          Medical Officer

--------------
         In December 1996, Donald Parisi, who has served as Senior Vice President, Secretary and General Counsel of the Holding Company since June 8, 1995, was appointed acting President and Chief Executive Officer of the Holding Company. Mr. Parisi is expected to serve as acting President and Chief Executive Officer until a permanent replacement is appointed. Mr. Parisi served as Vice President, Legal Affairs and General Counsel of FOHP-NJ from August 1994 to June 8, 1995. From 1992 to 1994 he was a partner in the law firm of Donington, Karcher, Leroe, Salmond, Ronan & Rainone and from 1988 to 1992 he served as a Deputy Attorney General for the State of New Jersey.

         Dr. Joseph Singer has served as Executive Vice President and Chief Medical Officer of the Holding Company since June 8, 1995. Dr. Singer also has served as Executive Vice President, Medical Affairs and Medical Director of FOHP-NJ since February 1995. Prior to joining FOHP-NJ, Dr. Singer was a practicing physician in Moorestown and Medford, New Jersey, with a family practice and specialty in geriatrics.

CURRENT DIRECTORS OF THE REGISTRANT

         The name, address, age and principal occupation or employment of each director currently serving on the Board of Directors of the Holding Company is set forth below:

NAME AND ADDRESS              AGE     PRINCIPAL OCCUPATION OR EMPLOYMENT

Mr. William Roberts           59      President of Monmouth
Monmouth Capital                      Capital Corporation and
 Corporation                          Chairman of the Board of FOHP, Inc.
126 East 56th Street
New York, NY  10022

Mr. Michael W. Azzara         49      President and Chief Executive
The Valley Hospital                   Officer of The Valley Hospital
223 North Van Dien Avenue             and a Director of FOHP, Inc.
Ridgewood, NJ  07450

Mr. Christopher Dadlez        43      Executive Vice President of Saint Barnabas
Saint Barnabas Health Care            Health Care System and a Director of
 System                               FOHP, Inc.
Old Short Hills Road
Livingston, NJ  07039

Dr. Mark Engel                50      Ophthalmologist and a Director of
733 North Beers Street                FOHP, Inc.
Holmdel, NJ  07733

Dr. Stephen D. Feldman        48      Physician and a Director of
101 Old Short Hills Road              FOHP, Inc.
West Orange, NJ  07052

Dr. Thomas J. Feneran         49      Urologist and a Director of
53 Nautilus Drive                     FOHP, Inc.
Manahawkin, NJ  08050

Mr. John R. Kopicki           53      President and Chief Executive
Muhlenberg Regional Medical           Officer of Muhlenberg Regional
 Center                               Medical Center and a Director of
Park Avenue & Randolph Road           FOHP, Inc.
Plainfield, NJ  07061

NAME AND ADDRESS               AGE    PRINCIPAL OCCUPATION OR EMPLOYMENT

Dr. Joel F. Lehrer             65     Physician and a Director of
315 Cedar Lane                        FOHP, Inc.
Teaneck, NJ  07666

Dr. Paul F. Low                50     Urologist and a Director of
81 Highway 37 West                    FOHP, Inc.
Toms River, NJ  08755

Barry H. Ostrowsky, Esq.       46     Executive Vice President and General
Saint Barnabas Health Care            Counsel of Saint Barnabas Health Care
 System                               System and a Director of FOHP, Inc.
Old Short Hills Road
Livingston, NJ  07039

Donald Parisi, Esq.            41     Acting President and Chief
FOHP, Inc.                            Executive Officer, Secretary,
2 Bridge Avenue                       General Counsel and a
Red Bank, NJ 07701-1106               Director of FOHP, Inc.

Mr. Mark D. Pilla              42     Executive Vice President of Saint Barnabas
Community Medical Center              Health Care System, President and Chief
99 State Highway 37 West              Executive Officer of each of Community
Toms River, NJ  08755                 Medical Center and Kimball Medical Center
                                      and a Director of FOHP, Inc.

Dr. Om P. Sawhney              59     Plastic Surgeon and a Director of
1550 Park Avenue                      FOHP, Inc.
South Plainfield, NJ  07080


----------

         There are no family relationships among the current directors or executive officers. None of the officers or directors of the Holding Company are directors of any company registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

         William Roberts has been the President of Monmouth Capital Corporation, a private investment firm in New York, since 1980. He has served as Chairman of the Board of the Holding Company since June 7, 1995. In addition, he served as director of FOHP-NJ from May 1993 until the consummation of the Reorganization.

         Michael Azzara has served as President and Chief Executive Officer of The Valley Hospital since May 1981. Mr. Azzara presently serves on the Board of Trustees of Valley Home and Community Health Care. He also serves on the Board of Directors of Valley Health Services, Inc., Ridgewood Savings Bank, The Center for Health Affairs, and Health Insurance Company/Princeton Insurance Company (HCIC/PIC). He is a member of the Advisory Board of Directors of The Governance Institute in La Jolla, California and is President of Valley Care Corporation and Ridgewood Executive Plaza Association. Mr. Azzara was Vice Chairman of the Board of Directors of Valley Health Affiliates from 1991 through 1993. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         Mr. Christopher M. Dadlez, FACHE, has been Executive Vice President of the Saint Barnabas Health Care System since June 1996. From March 1992 to June 1996, Mr. Dadlez served as the President and Chief Executive Officer of Monmouth Medical Center. From January 1995 to May 1996, Mr. Dadlez served as the President of Mid-Atlantic Health Group. From June 1984 to March 1992, he was Executive Vice President and Chief Operating Officer of Sinai Hospital,
Baltimore, Maryland. Mr. Dadlez serves on the Board of Trustees of the New Jersey Hospital Association and Ronald McDonald House. He serves as Chairman of Long Branch Tomorrow and is on the Board of Trustees of the Greater Long Branch Chamber of Commerce. He has served as a director of the Holding Company since June 7, 1995, and as a director of FOHP-NJ since January 1994.

         Dr. Mark L. Engel, an ophthalmologist, has served as President of Ophthalmic Physicians of Monmouth since August 1975. From January 1989 through December 1990 he served as President of the Bayshore Hospital Medical Staff. Dr. Engel is a trustee of Ophthalmic Physicians of Monmouth and Trust Optical. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994 and as Chairman of the Board of FOHP-NJ since June 1995.

         Dr. Stephen D. Feldman has been a physician in private practice since 1980. Dr. Feldman serves as the President of St. Barnabas MetroWest IPA. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         Dr. Thomas J. Feneran has been a physician in private practice since June 1983. He is an urologist, associated in Drs. Feneran & Fernicola, P.C. Dr. Feneran serves as a physician representative to the Board of Trustees of Southern Ocean County Hospital. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         John R. Kopicki has served as the President and Chief Executive Officer of Muhlenberg Regional Medical Center since December 1990. From November 1983 through December 1990 he served as Chief Operating Officer of Muhlenberg
Regional Medical Center. Mr. Kopicki also serves as a director of United National Bank and United National Bank Corp. He also serves as Trustee and President of the Muhlenberg Foundation and as Governor of Muhlenberg Regional Medical Center. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         Dr. Joel F. Lehrer has practiced as a physician and has been the Surgeon Practice

Manager of Northern Jersey Ear, Nose and Throat Associates, P.A. since January 1989. Dr. Lehrer is a trustee of the Lotos Club, NYC, and Holy Name Physicians Organization. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1995.

         Dr. Paul F. Low has been an urologist in private practice since July 1978. Dr. Low is a member of the Board of Trustees of Community Kimball Health Care System and President of Paragron Healthcare. Dr. Low is also the former President of Coastal Care I.P.A. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         Barry H.  Ostrowsky,  Esq. has served as Executive  Vice  President and
General Counsel of the Saint Barnabas Health Care System since January 1997. Prior thereto, he served as the Senior Vice President and General Counsel of St. Barnabas Medical Center since April 1991. From June 1975 through March 1991 he was employed by Brach, Eichler, Rosenberg, Silver, Bernstein, Hammer & Gladstone, P.C. Mr. Ostrowsky is also on the Board of Directors of The Multicare Companies Inc., a New Jersey corporation which provides long-term care service in selected regions. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         Donald Parisi, Esq. - Information regarding Mr. Parisi is included under the caption "Executive Officers of the Registrant."

         Mark D. Pilla has served as Executive Vice President of the Saint Barnabas Health Care System since June 1997 and as President of Kimball Medical Center since October 1994. Mr. Pilla has served as the President of the Community Medical Center since 1987 and as its Chief Operating Officer since 1982. From 1982 to 1987, he served as Community Medical Center's Senior Vice President. Mr. Pilla is a former member of the Board of the Voluntary Hospital Association of New Jersey and is Chairman of the Board of Trustees of Shoreline Behavioral Health, a VHA psychiatric center in Toms River, New Jersey. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

         Dr. Om P. Sawhney has been a practicing physician in Plastic Surgery & Rehabilitation Medicine Associates since January 1974. Dr. Sawhney is Chairman of the Audit Committee - Medical Inter Insurance Exchange and the Board of Managers of Associates in Medical Service at Muhlenberg, L.L.C. He is on the Board of Directors of the Muhlenberg Foundation and the Central Jersey I.P.A. Dr. Sawhney is also President of Associates in Medicine and Surgery, P.A. He has served as a director of the Holding Company since June 7, 1995, and has also served as a director of FOHP-NJ since January 1994.

NOMINEES FOR DIRECTOR

         Set forth below is the age and the principal occupation or employment of each person nominated to serve as a member of the Board of Directors. The shareholders will vote on the following nominees for director at the 1996 Annual Meeting of Shareholders of the Holding Company scheduled for April 16, 1997.

                                           Principal Occupation
         NOMINEE             AGE               OR EMPLOYMENT

Mr. Roger W. Birnbaum         60    President of Princeton HealthCare Group
1460 Route 9 North
Woodbridge, NJ  07095

Dr. John F. Bonamo            46    Obstetrician and Gynecologist
94 Northfield Avenue
West Orange, NJ  07052

Sister Jane Frances Brady     61    President of St. Joseph's Hospital and
St. Joseph's Hospital and           Medical Center
 Medical Center
703 Main Street
Paterson, NJ  07503

Mr. Bruce G. Coe              66    President Emeritus of New Jersey Business
41 Lambert Lane                     and Industry Association
Lambertville, NJ  08530

Mr. Christopher Dadlez        43    Executive Vice President of Saint Barnabas
Saint Barnabas Health Care          Health Care System and a Director of
 System                             FOHP, Inc.
Old Short Hills Road
Livingston, NJ  07039

Dr. Mark Engel                50    Ophthalmologist and a Director of FOHP, Inc.
733 North Beers Street
Holmdel, NJ  07733

Dr. Thomas J. Feneran         48    Urologist and a Director of FOHP, Inc.
53 Nautilus Drive
Manahawkin, NJ  08050

                                       Principal Occupation
         NOMINEE               AGE       OR EMPLOYMENT

Mr. John Gantner               44   Senior Vice President of Finance and
Robert Wood Johnson                 Treasurer of the Robert Wood Johnson
 University Hospital                University Hospital
One Robert Wood Johnson Place
New Brunswick, NJ  08903

Mr. Laurence M. Merlis         42   President and Chief Executive Officer of
Riverview Medical Center            Riverview Medical Center
One Riverview Plaza
Red Bank, NJ  07701

Dr. Om P. Sawhney              59   Plastic Surgeon and a Director of FOHP, Inc.
1550 Park Avenue
South Plainfield, NJ  07080


----------

         Each nominee for director will hold office until the next annual meeting of shareholders or until his or her successor is duly elected and qualifies. There are no family relationships among the persons nominated by the Holding Company to become directors. None of the nominees for directors of the Holding Company are directors of any company registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

         Roger W. Birnbaum has served as the President of the Princeton HealthCare Group since October 1991. From July 1972 to September 1991, Mr. Birnbaum served as the President and Chief Executive Officer of HIP/Rutgers Health Plan, Inc. Mr. Birnbaum has been a Professor of Health Care at Rutgers State University of New Jersey since July 1972 and Adjunct Associate Professor at the University of Medicine and Dentistry of New Jersey since January 1974. Mr. Birnbaum is on the Board of Directors of Caldwell B. Esselstyn Foundation and the Board of Trustees of Rutgers Community Health Foundation.

         Dr. John F. Bonamo has been an obstetrician and gynecologist in private practice since 1981. He is Treasurer of the Department of OB/GYN of Saint Barnabas Medical Center. Dr. Bonamo serves on the Board of Directors of MetroWest I.P.A.

         Sister Jane Frances Brady has served as the President of St. Joseph's Hospital and Medical Center since November 1972. She also serves as Treasurer of St. Joseph's Hospital and Medical Center and the Paterson Economic Development Corporation. Sister Jane Frances Brady serves as a trustee of both St. Joseph's Hospital and Medical Center Foundation, Health

Care Insurance Company and Princeton Insurance Company. In addition, she serves as the President of Hospital Alliance of New Jersey. She has served as a director of FOHP-NJ since January 1994.

         Mr. Bruce G. Coe is currently serving as President Emeritus of the New Jersey Business and Industry Association. From 1982 to 1996 he served as President of the New Jersey Business and Industry Association. Mr. Coe serves on the Boards of Directors of New Jersey Resources Corporation and New Jersey Manufacturers Insurance Company. He also serves on the Boards of Trustees of New Jersey Future and New Jersey Historical Society.

         Mr. Christopher M. Dadlez - Information regarding Mr. Dadlez is included under the caption "Current Directors of the Registrant."

         Dr. Mark Engel - Information regarding Dr. Engel is included under the caption "Current Directors of the Registrant."

         Mr. John Gantner has served as Treasurer of the Robert Wood Johnson University Hospital since May 1995. In 1993, he joined Robert Wood Johnson University as Senior Vice President of Finance. From October 1988 to December 1992, Mr. Gantner was a partner in the New York/New Jersey office of Ernst & Young. Mr. Gantner is a Certified Public Accountant and a Certified Managerial Accountant.

         Dr. Thomas J. Feneran - Information regarding Dr. Feneran is included under the caption "Current Directors of the Registrant."

         Laurence M. Merlis has served as the President and Chief Executive Officer of Riverview Medical Center since May 1993. From January 1986 through May 1993 he served as President of East Orange General Hospital. Mr. Merlis serves on the Board of Directors of Monmouth-Ocean Hospital Corporation. He is a member of the Boards of Trustees of the New Jersey Hospital Association, Voluntary Hospital of America and Eastern Monmouth Chamber of Commerce. He has served as a director of FOHP-NJ since January 1994.

         Dr. Om P. Sawhney - Information regarding Dr. Sawhney is included under the caption "Current Directors of the Registrant."

DIRECTOR COMPENSATION; COMMITTEE SERVICE

         The members of the Holding Company's Board of Directors and any committee thereof may be paid their expenses, if any, relating to their attendance at Board or committee meetings, and directors who are not full-time employees of the Holding Company may be paid a fixed sum for attendance at Board or committee meetings or paid a stated salary as a director. Currently, the members of the Holding Company's Board of Directors and any committee thereof do not receive any compensation for such services rendered to the Holding Company, except that in October 1996 the Board awarded Dr. Engel $12,500 and Dr. Sawhney $10,000 for services performed by such directors in connection with the Transaction. The Board of Directors of the Holding Company may in the future consider the appropriateness of compensation to outside directors as well as to individuals who serve on committees and who are not employees of the Holding Company or any of its subsidiaries.

         Members of the Board of Directors of FOHP-NJ currently do not receive any compensation for their services to FOHP-NJ. The Board of Directors of FOHP-NJ may in the future consider the appropriateness of compensation to outside directors. Physician members of any of the following committees of FOHP-NJ are entitled to receive a $250 payment for each committee meeting attended by such member: the Executive Committee, the Strategic Planning Committee, the Finance Committee, the Utilization Management Committee, the Quality Assurance Committee, the Credentialling Subcommittee of the Quality Assurance Committee and the Reimbursement Committee.

         FOHP-NJ paid approximately $139,000 during the fiscal year ended December 31, 1996 to physician directors.

COMMITTEES

         Pursuant to the Holding Company's By-laws adopted in connection with the Reorganization, the Holding Company has an Audit Committee which is responsible for evaluating and recommending the appointment of independent auditors for the Holding Company and its subsidiaries, and for reviewing, in
consultation  with  such  auditors,   the  annual  financial  statements  (on  a
consolidated and separate company basis), systems of internal controls and accounting principles of the Holding Company and its subsidiaries.

         In addition, the Holding Company's By-laws provides for the establishment of the following advisory committees: Finance Committee, Compensation Committee, Strategic Planning Committee and Medical Affairs Committee. The composition of any advisory committee may include persons who are not directors of the Holding Company.

         The Compensation Committee has been empowered by the Board to make decisions relating to the compensation of the officers, directors and employees of the Holding Company. The Compensation Committee is currently comprised of the following three directors: Mr.Roberts, Mr. Kopicki and Dr. Engel.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During the fiscal year ended December 31, 1996, the Compensation Committee consisted of Mr. Roberts, Mr. Kopicki and Dr. Engel.

         Effective December 31, 1995, William B. Roberts, the Chairman of the Board of Directors of the Holding Company, guaranteed the payment of up to $6,000,000 of the Holding Company's capital obligation to FOHP-NJ. The guarantee terminated on March 27, 1996. Mr.

Roberts was paid $10,000 for providing this guarantee.

         Simultaneously with the termination of Mr. Roberts' $6,000,000 guarantee, Mr. Roberts secured from Chase Manhattan Bank (formerly Chemical
Bank) a $3,000,000 letter of credit (the "Chase Manhattan Letter of Credit") which may be drawn upon by the Holding Company in the event the Holding Company is required to contribute capital to FOHP-NJ so that FOHP-NJ remains in compliance with the statutory net worth and other capital requirements applicable to it. The Holding Company paid $48,500 in bank fees in connection with the Chase Manhattan Letter of Credit. Contemporaneously with the issuance of the Chase Manhattan Letter of Credit, the Holding Company and Mr. Roberts entered into a reimbursement agreement pursuant to which Mr. Roberts will be reimbursed by the Holding Company for any amounts he is required to pay Chase Manhattan Bank in connection with any draw against the Chase Manhattan Letter of Credit by the Holding Company. Under the terms of the reimbursement agreement between Mr. Roberts and the Holding Company, the Holding Company will pay to Mr. Roberts a fee of $10,000 per month through May, 1996 and $20,000 per month thereafter until the Chase Manhattan Letter of Credit terminates.

         The Chase Manhattan Letter of Credit was to expire on January 2, 1997. However, in December 1996, the Chase Manhattan Letter of Credit was extended until March 31, 1997. In connection with the extension of the Chase Manhattan Letter of Credit, the Holding Company paid $8,550 in bank fees and is obligated to pay Mr. Roberts a fee of $20,000 for each month the letter of credit remains outstanding. Inasmuch as the consummation of the Transaction will not occur prior to March 31, 1997, the Chase Manhattan Letter of Credit was extended until April 30, 1997.

         Prior to making any draw against the Chase Manhattan Letter of Credit, the following conditions must be satisfied: (i) the Holding Company must furnish written evidence to Mr. Roberts that the DOI and/or the DOH have required FOHP-NJ to obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ; and (ii) the Holding Company does not have sufficient capital to contribute to FOHP-NJ so that FOHP-NJ is able to satisfy the request of the DOI and/or the DOH and remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ, and provides Mr. Roberts with written representation to that effect. In addition, the Holding Company has agreed not to make any draw against the Chase Manhattan Letter of Credit until the Holding Company exhausts all its rights against any other letter of credit or guarantee made available to the Holding Company for purposes of providing the Holding Company with capital so that it can fund its capital obligation to FOHP-NJ.

         Any amount to be reimbursed to Mr. Roberts under the reimbursement agreement will be evidenced by a promissory note. Interest on the note will be payable monthly at a rate equal to the prime rate of Chase Manhattan Bank plus 4%. The principal amount of any note issued by the Holding Company pursuant to the reimbursement agreement plus all accrued interest thereon will be payable 90 days from the date the note is issued. In the event that the principal amount of the note plus all accrued interest is not paid within 90 days from the date the note is
issued, the note will then become payable on demand and bear an interest rate on any amount outstanding after the initial 90 day period equal to the lesser of:
(i) 20%; or (ii) the highest rate permitted by law. Furthermore, if, at the time the note is issued by the Holding Company, or at any time during the period the note is outstanding, Mr. Roberts is eligible to own shares of the Common Stock-NJ, Mr. Roberts, at his sole option, may convert the principal amount of the note into shares of Common Stock-NJ at a conversion rate of fifteen dollars per share (as adjusted to give effect to any stock splits, stock dividends or any other adjustments occurring after December 31, 1995); provided, however, that if Mr. Roberts is eligible to own shares of Common Stock-NJ, and chooses not to convert the note into shares of Common Stock-NJ, any amount owed under the note will accrue interest at a rate equal to the prime rate of Chase Manhattan Bank plus 4% for so long as the note remains outstanding. Currently, Mr. Roberts is not a provider to any subsidiary of the Holding Company and, therefore, is not permitted under the Holding Company's Certificate of Incorporation to own shares of Holding Company Common Stock. Consequently, Mr. Roberts will not have an opportunity to convert any note issued to him, pursuant to his reimbursement agreement with the Holding Company, into Common Stock-NJ unless the Certificate of Incorporation of the Holding Company is amended to allow persons who are not providers to a subsidiary of the Holding Company to own Holding Company Common Stock. The conversion feature to be included in any note issued to Mr. Roberts pursuant to his reimbursement agreement with the Holding Company will not survive any assignment of the note by Mr. Roberts.

         For so long as the Chase Manhattan Letter of Credit is in effect, the Holding Company will not, without the prior written consent of Mr. Roberts: (i) merge into any other entity; (ii) sell, lease, transfer, convey or otherwise dispose of more than 50% of its assets during any six month period; (iii) make loans to any person, firm or entity; (iv) sell, assign, transfer, discount, or otherwise dispose of any accounts receivables or any promissory note payable to it, except in the ordinary course of business; or (v) declare or pay any cash dividends or make any distributions on, or redeem, retire or otherwise acquire directly or indirectly, any share of its stock, other than pursuant to redemptions by the Holding Company of its stock in accordance with the provisions of its Certificate of Incorporation.

         During the fiscal year ended December 31, 1996, no executive officer of the Holding Company, other than James S. Vaccaro, served as a member of the compensation committee or as a director of another entity, except for FOHP-NJ, FOHP-NY, FOHP-PA, FOHP-DE, FOHP-MD, FOHP Agency, Inc. and FMCO, each of which is or was a wholly-owned subsidiary of the Holding Company. James S. Vaccaro, former Executive Vice President and Chief Operating Officer of the Holding Company, served on the Board of Trustees of Monmouth Medical Center, a provider in the FOHP-NJ provider network which is affiliated with a shareholder of FOHP-NJ, whose former President and Chief Executive Officer, Christopher Dadlez, has served on the Board of Directors of the Holding Company since June 7, 1995 and on the Board of Directors of FOHP-NJ since January 1994.

 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Holding Company's executive officers and directors, and persons who own more than 10% of a registered class of the Holding Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission"). Executive officers, directors and greater than 10% percent shareholders are required by the Commission's regulations to furnish the Holding Company with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the Holding Company's review of the copies of such forms it has received, the Holding Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to events or transactions during fiscal 1996 except for the Form 3 required to be filed by Klas T. Booth in March 1996 when he became an Executive Vice President of the Holding Company. Mr. Booth promptly filed a Form 3 in May 1996 when informed of the inadvertent omission.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Holding Company and its subsidiaries, for the fiscal years ended December 31, 1996, 1995 and 1994, of the persons serving as the Chief Executive Officer of the Holding Company during the fiscal year ended December 31, 1996, and the next four highest paid executive officers of the Holding Company in fiscal 1996 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                  ---------------------------------  ----------------------------------------------------
                                                                              AWARDS              PAYOUTS
                                                                     ---------------------        -------
                                                          Other                    Securities               All
                                                          Annual     Restricted    Underlying               Other
Name and                                                  Compen-    Stock         Options/       LTIP      Compensa-
PRINCIPAL POSITION       YEAR     SALARY($)   BONUS($)    SATION($)  AWARD(S)($)   SARS(#)        PAYOUTS   TION($)(1)(2)
------------------       ----     ---------   --------    ---------  -----------   -------        -------   -------------

Donald Parisi(3)          1996    $144,231          ---        ---       ---          ---          ---        $    4,981
 Acting President and     1995     120,019          ---        ---       ---          ---          ---             ---
 Chief Executive Officer  1994      45,673(4)       ---        ---       ---          ---          ---             ---

John W. Rohfritch(5)      1996     195,000          ---        ---       ---          ---          ---            75,770(6)(7)
 Former President and     1995     186,254       43,000        ---       ---          ---          ---             ---
 Chief Executive Officer  1994     118,846          ---        ---       ---          ---          ---             ---

John L. Adessa(8)         1996     180,154(9)       ---        ---        ---         ---          ---            36,819(10)(11)
 Former President and     1995     250,000      593,720(12)    ---        ---         ---          ---             ---
 Chief Executive Officer  1994     215,369       75,000        ---        ---         ---          ---             ---

Joseph Singer             1996     239,354          ---        ---        ---         ---          ---             ---
 Executive Vice President 1995     177,217          ---        ---        ---         ---          ---             ---
 and Chief Medical
 Officer

Paul Kimmins(13)          1996     150,000          ---        ---        ---         ---          ---             ---
 Former Executive Vice    1995     124,731       15,000        ---        ---         ---          ---             5,404
 President

James S. Vaccaro(14)      1996     121,811          ---        ---        ---         ---          ---            58,838(15)
 Former Executive Vice    1995     114,788          ---        ---        ---         ---          ---             ---
 President and Chief
 Operating Officer

Sharon Seitzman(16)       1996       83,251         ---        ---        ---         ---          ---            78,507(17)
 Former Executive Vice    1995      122,777      25,113        ---        ---         ---          ---              ---
 President                1994       99,140      21,205        ---        ---         ---          ---              ---


----------
(1) Includes amounts contributed by the Holding Company under its 401(k) Plan. All full-time employees who have completed 30 days of service with the Holding Company or any of its subsidiaries are eligible to participate in the 401(k) Plan which allows eligible employees to save up to 15% of their pre-tax compensation (subject to a maximum amount per year established annually pursuant to the Code) through a payroll deduction. Subject to the discretion of the Board of Directors, the Holding Company may make matching contributions to the 401(k) Plan. Amounts contributed by the Holding Company to the accounts of the Named Officers for fiscal 1996 are as follows: Mr. Parisi - $4,750; Mr. Rohfritch - $3,006; Mr. Adessa
        - $4,149;  Dr.  Singer - $4,750;  Mr.  Kimmins - $4,750;  Mr.  Vaccaro -
        $4,750; and Ms. Seitzman - $4,750.
(2) Includes amounts of insurance premiums paid by the Holding Company in fiscal 1996 with respect to term life insurance for the benefit of the Named Officers. Amounts paid by the Holding Company for the benefit of the Named Officers are as follows: Mr. Parisi - $231; Mr. Rohfritch - $673; Mr. Adessa - $193; Dr. Singer - $155; Mr. Kimmins - $654; Mr. Vaccaro - $88; and Ms. Seitzman - $142.
(3) Mr. Parisi was appointed acting President and Chief Executive Officer of the Holding Company in December 1996.
(4)     Represents the period from August 8, 1994 to December 31, 1994.
(5) Mr. Rohfritch served as acting President and Chief Executive Officer of the Holding Company from June 25, 1996 to December 13, 1996.
(6)     Includes unused vacation pay of approximately $30,000.
(7) Includes relocation expenses of $41,709 which were paid by the Holding Company.
(8) Mr. Adessa served as President and Chief Executive Officer of the Holding Company from its inception in May 1994 to June 1996.
(9)     Of this amount, $21,000 is for services provided by Mr. Adessa in 1995.
(10)    Includes unused vacation pay of approximately $27,000.
(11) Of this amount, $5,060 represents life insurance premiums paid by the Holding Company on the life of Mr. Adessa for his benefit for the year ended December 31, 1996.
(12) Of this amount, $500,000 represents the initial valuation bonus contemplated in the Adessa Employment Agreement (as hereinafter defined) that was accrued and recognized by the Holding Company in 1995, but which was not paid to Mr. Adessa until April 1996 when certain conditions in the Adessa Employment Agreement were satisfied.
(13) Mr. Kimmins served as Executive Vice President of the Holding Company from June 1995 to January 1997.
(14) Mr. Vaccaro served as Executive Vice President and Chief Operating Officer of the Holding Company from June 1995 to June 1996.
(15) Of this amount, approximately $54,000 was paid to Mr. Vaccaro for consulting services he provided to the Holding Company from June 1996 to November 1996.
(16) Ms. Seitzman served as Executive Vice President of the Holding Company, and as President and a director of FOHP-NJ from June 8, 1995 to May 1996.
(17) Of this amount, $73,615 was paid to Ms. Seitzman as severance in connection with her resignation as an Executive Vice President of the Holding Company in May 1996.

EMPLOYMENT AGREEMENTS

        Joseph Singer, M.D., pursuant to an agreement between the Holding Company and Alliance Medical Group, Inc. ("Alliance") dated November 30, 1994 (the "Singer Employment Agreement"), is employed as an Executive Vice President and as the Chief Medical Officer of the Holding Company. In November 30, 1996, the Singer Employment Agreement was automatically renewed for a two year period and shall continually be renewed for periods of two years unless either the Holding Company or Alliance gives the other written notice of nonrenewal at least twelve months prior to the expiration of the then current term.

        Pursuant to the Singer Employment Agreement, Dr. Singer will receive an annual salary of $240,000 and similar benefits as provided to the other executive officers of the Holding

Company. Further, Dr. Singer is provided, at the expense of the Holding Company, with an automobile, gasoline credit card, automobile insurance and is reimbursed for the cost of maintaining the automobile.

        Finally, under the terms of the Singer Employment Agreement, Dr. Singer is subject to immediate termination for egregious acts or loss of medical license.

        Effective October 27, 1995, the Holding Company entered into an employment agreement with John L. Adessa, the Holding Company's former President and Chief Executive Officer (the "Adessa Employment Agreement"). On June 25, 1996, Mr. Adessa's employment with the Holding Company terminated. As a result, Mr. Adessa is to receive approximately $700,000 as severance under the Adessa Employment Agreement. In accordance with the terms of the Adessa Employment
Agreement, the severance to be paid Mr. Adessa is the sum of the following amounts: (i) the amount equal to two times his salary in effect on the date of severance; (ii) the amount equal to the annual bonus earned by Mr. Adessa for the full fiscal year last ended before the date of severance; and (iii) the amount equal to 20% of the sum of all salary and annual bonuses earned from July 1, 1994 through the date of severance. The severance payment will be made by the Holding Company as soon as such payment is permitted by the DOI. The DOI has prohibited the Holding Company from making such payment until the Holding Company resolves FOHP-NJ's statutory net worth deficiency.

        The Adessa Employment Agreement contains a covenant not to compete which provides that in the event the Adessa Employment Agreement is terminated for any reason, Mr. Adessa will not, for a one year period, accept employment from any other HMO, insurance company, preferred provider organization or any other entity which competes with the Holding Company within any state in which the Holding Company or any of its affiliates is licensed to conduct business or has filed an application for such license.

        Paul J. Kimmins, former Executive Vice President of the Holding Company, is employed pursuant to an agreement dated July 17, 1995 and effective as of July 1, 1995 (the "Kimmins Employment Agreement"). The term of Mr. Kimmins' employment under the Kimmins Employment Agreement will end July 1, 1997. Pursuant to the terms of the Kimmins Employment Agreement, Mr. Kimmins will receive an annual salary of $150,000. In addition, since the Holding Company has not renewed the Kimmins Employment Agreement, Mr. Kimmins will receive a lump sum payment of $75,000 on or about September 15, 1997.

 ITEM 12.  PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP MANAGEMENT.

        The following table sets forth information as of March 15, 1997, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange
Act) of the Holding Company's Common Stock-NJ, which is the only class of the Holding Company's capital stock with shares issued and outstanding, by each director of the Holding Company, each nominee for director, each of the Named Officers (as defined in the section herein captioned "Executive Compensation"), each person or group of persons known by the Holding Company to be the beneficial owner of more than 5% of Common Stock-NJ, and all directors, nominees for director and executive officers of the Holding Company as a group:

                                             BENEFICIAL OWNERSHIP OF
                                                 COMMON STOCK-NJ
                                       ------------------------------------
                                                                 Percent of
NAME OF BENEFICIAL OWNER               NO. OF SHARES (1)           CLASS
-------------------------              -----------------          ---------

Saint Barnabas Corporation(2)........        206,677  (3)              9.9%

William Roberts (4)..................             --

John L. Adessa (5)...................             --

Michael W. Azzara (4)................             --

Christopher Dadlez (4)(6)............             --

Dr. Mark Engel (4)(6)................          7,017  (7)               (8)

Dr. Stephen D. Feldman (4)...........          2,000                    (8)

Dr. Thomas J. Feneran (4)(6).........          4,100                    (8)

John R. Kopicki (4)..................             --

Dr. Joel F. Lehrer (4)...............          1,717                    (8)

Dr. Paul F. Low (4)..................         12,400                    (8)

Barry H. Ostrowsky (4)...............             --

Mark D. Pilla (4)....................             --

Dr. Om P. Sawhney (4)(6).............          5,800  (9)               (8)

                                                     BENEFICIAL OWNERSHIP OF
                                                          COMMON STOCK-NJ
                                                 -------------------------------

                                                                     Percent of
NAME OF BENEFICIAL OWNER                         NO. OF SHARES (1)      CLASS
-------------------------                        -----------------     --------

Roger Birnbaum (6)   .........................             --

Dr. John F. Bonamo (6)........................          1,500             (8)

Sister Jane Frances Brady (6).................             --

Bruce G. Coe (6)..............................             --

John Gantner (6)..............................             --

Laurence M. Merlis (6)........................             --

Donald Parisi (4) (10)........................             --

John W. Rohfritch (11)........................             --

Dr. Joseph Singer (10)........................          8,000             (8)

Paul J. Kimmins (12)..........................             --

James S. Vaccaro (13).........................             --

Sharon Seitzman (14)..........................            266  (15)       (8)

All Directors, Nominees for Director
and Executive Officers as a Group (20 persons)         42,534  (7)(9)    2.0%
----------

(1) Except as otherwise indicated, all of the shares of Common Stock-NJ are held beneficially and of record.
(2) Saint Barnabas Corporation's principal executive offices are located at Old Short Hills Road, Livingston, New Jersey 07039.
(3) Saint Barnabas Corporation, on behalf of Saint Barnabas Medical Center, owns 33,335 shares of Common Stock-NJ. In addition, Saint Barnabas Corporation is the sole member of seven other hospitals located in New Jersey which provide health care services to the members of FOHP-NJ health plans and own shares of Common Stock-NJ, either directly or through an affiliate. The hospitals affiliated with Saint Barnabas Corporation owning shares of Common Stock-NJ, other than Saint Barnabas Medical Center, and the number of shares of Common Stock-NJ owned by them either directly or indirectly are as follows: Community Medical Center - 33,335 shares; Irvington General Hospital - 13,334 shares; Kimball Medical Center - 33,335 shares; Monmouth Medical Center - 33,335 shares; Newark Beth Israel Medical Center - 33,335 shares; Union Hospital - 13,334 shares; and West Hudson Hospital - 13,334 shares. Each hospital affiliated with Saint Barnabas Corporation disclaims any beneficial interest in the shares of Common Stock-NJ held by Saint Barnabas Corporation and the other hospitals affiliated with Saint Barnabas Corporation.
(4)    Such person currently serves as a director of the Holding Company.
(5) Mr. Adessa served as the President and Chief Executive Officer and as a director of the Holding Company from its inception in May 1994 to June 1996.
(6)    Such person is a nominee for director.
(7) Includes an aggregate of 417 shares of Common Stock-NJ held by Dr. Barbara Engel, Dr. Mark Engel's wife, as to which shares he disclaims any beneficial interest.
(8) Shares beneficially owned do not exceed 1% of the Holding Company's outstanding Common Stock-NJ.
(9) Includes an aggregate of 500 shares of Common Stock-NJ held by Dr. Veena Sawhney, Dr. Om Sawhney's wife, as to which shares he disclaims any beneficial interest.
(10)   Such person is an executive officer of the Holding Company.
(11) Mr. Rohfritch served as acting President and Chief Executive Officer of the Holding Company from June 1996 to December 1996 and served as an Executive Vice President of the Holding Company from June 8, 1995 to June 1996.
(12) Mr. Kimmins served as an Executive Vice President of the Holding Company from June 1995 to January 1997.
(13) Mr. Vaccaro served as an Executive Vice President and as the Chief Operating Officer of the Holding Company from June 1995 to June 1996.
(14) Ms. Seitzman served as an Executive Vice President of the Holding Company, and as President and a director of FOHP-NJ, from June 8, 1995 to May 1996.
(15) Represents all the shares held by Dr. Lawrence Seitzman, Ms. Seitzman's husband, as to which shares Ms. Seitzman disclaims any beneficial interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The following directors of the Holding Company are executive officers of NJ Acute Care Institutions of their affiliates which have purchased, either directly or through an affiliate, shares of Common Stock-NJ: Mr. Azzara, President and Chief Executive Officer of The Valley Hospital; Mr. Dadlez, Executive Vice President of Saint Barnabas Health Care System; Mr. Kopicki, President and Chief Executive Officer of Muhlenberg Regional Medical Center; Mr. Ostrowsky, Executive Vice President and General Counsel of Saint Barnabas Health Care System; and Mr. Pilla, Executive Vice President of Saint Barnabas Health Care System, President of Community Memorial Health Services Corporation, an affiliate of Community Medical Center and Kimball Medical Center, and President and Chief Executive Officer of each of Community Medical Center and Kimball Medical Center. See "Current Directors of the Registrant." In addition, a large percentage of the revenues of FOHP-NJ is generated from NJ Acute Care Institutions who have enrolled employees in FOHP-NJ plans as required by the Certificate of Incorporation of the Holding Company.

      Effective December 31, 1995, William B. Roberts, the Chairman of the Board of Directors of the Holding Company, guaranteed the payment of up to $6,000,000 of the Holding Company's capital obligation to FOHP-NJ. The guarantee terminated on March 27, 1997. Mr. Roberts was paid $10,000 for providing this guarantee. Simultaneously with the termination of Mr. Roberts' $6,000,000 guarantee, Mr. Roberts secured from Chase Manhattan Bank a $3,000,000 letter of credit which may be drawn upon by the Holding Company in the event the Holding Company is required to contribute capital to FOHP-NJ so that FOHP-NJ remains in compliance with the statutory net worth and other capital requirements applicable to it. See "Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

         On March 29, 1996, certain NJ Practitioners, each a shareholder of the Holding Company, secured from Carnegie Bank a $3,475,000 letter of credit (the "Carnegie Letter of Credit") which may be drawn upon by the Holding Company in the event the Holding Company is required to contribute capital to FOHP-NJ so that FOHP-NJ remains in compliance with the statutory net worth and other capital requirements applicable to it. The NJ Practitioners who secured the Carnegie Bank letter of credit are: Dr. Chris Anayiotos, Dr. Tun Chu, Dr. Miguel Damien, Dr. Shirley Hoh, Dr. Renny Lin, Dr. Carl Raso, Dr. Donato Santangelo, III, Dr. Mohammad A. Sarraf, Dr. Mohammed Shafi, Dr. Kishori P. Shah, Dr. Gary Siemons, Dr. John Sutherland, Dr. Kock-Yen Tsang, Dr. Lewis Wetstein, Dr. Renato Ynaya and Dr. Henry Yu.

         The Holding Company paid $52,125 in bank fees in connection with the Carnegie Letter of Credit. Contemporaneously with the issuance of the Carnegie Letter of Credit, the Holding Company entered into a separate reimbursement agreement with each NJ Practitioner who secured the letter of credit, pursuant to which the NJ Practitioner will be reimbursed by the Holding Company for any amounts he or she is required to pay Carnegie Bank in connection with any draw against the Carnegie Letter of Credit by the Holding Company. Under the terms of the reimbursement agreements, the Holding Company paid to the NJ Practitioners who secured the Carnegie Letter of Credit an aggregate fee of $173,750 or 2.5% of the aggregate amount of the guarantees furnished by the NJ Practitioners to secure the Carnegie Letter of Credit.

         The Carnegie Letter of Credit was to expire on January 1, 1997. However, in December 1996, the Carnegie Letter of Credit was extended until March 31, 1997. In connection with the extension of the Carnegie Letter of Credit, the Holding Company paid $14,681 in bank fees and an aggregate fee of approximately $43,000 to the NJ Practitioners who secured the Carnegie Letter of Credit. Inasmuch as the consummation of the Transaction will not occur prior to March 31, 1997, the Holding Company is currently seeking a 30 day extension of the Carnegie Letter of Credit. If the extension is not granted, the DOI has authorized the Holding Company to draw against the Carnegie Letter of Credit prior to March 31, 1997.

         Prior to making any draw against the Carnegie Letter of Credit, the Holding Company must furnish to each NJ Practitioner securing the letter of credit the same written evidence and representations as the Holding Company is required to furnish Mr. Roberts in connection with any draw against the Chase Manhattan Letter of Credit. See "Compensation Committee Interlocks and Insider Participation in Compensation Decisions." Moreover, under its reimbursement agreements with the NJ Practitioners who secured the Carnegie Letter of Credit, the Holding Company is obligated to reimburse the NJ Practitioners for any amounts such persons have paid to Carnegie Bank in connection with any draw by the Holding Company against the letter of credit. Interest on the Holding Company's reimbursement obligation to a NJ Practitioner securing the Carnegie Letter of Credit will be payable monthly at a rate equal to the prime rate of a national bank chosen by the Holding Company plus 4%. The principal amount of the obligation plus all accrued interest will be payable to the NJ Practitioner, to whom the obligation was owed, within 9 months from the date the obligation is first incurred by the Holding Company.

         For so long as the Carnegie Letter of Credit is in effect, the Holding Company will not, without the prior written consent of each NJ practitioner securing the letter of credit: (i) merge into any other entity; (ii) sell, lease, transfer, convey or otherwise dispose of more than 50% of its assets during any six month period; (iii) make loans to any person, firm or entity;
(iv) sell, assign, transfer, discount, or otherwise dispose of any accounts receivables or any promissory note payable to it, except in the ordinary course of business; or (v) declare or pay any cash dividends or make any distributions on, or redeem, retire or otherwise acquire directly or indirectly, any share of its stock, other than pursuant to redemptions by the Holding Company of its stock in accordance with the provisions of its Certificate of Incorporation.

         In March and April 1996, Dr. Randall Krakauer, a member of the Board of Directors of FOHP-NJ and shareholder of the Holding Company, and John L. Adessa, President and Chief Executive Officer of the Holding Company, each secured from CoreStates Bank a separate letter of credit (the "CoreStates Letters of Credit") which may be drawn upon by the Holding Company in the event the Holding Company is required to contribute capital to FOHP-NJ so that FOHP-NJ remains in compliance with the statutory net worth and other capital requirements applicable to it. Dr. Krakauer secured a $300,000 letter of credit and Mr. Adessa secured a $323,000 letter of credit. The Holding Company paid $7,199 in bank fees in connection with the CoreStates Letters of Credit. In connection with issuance of the CoreStates Letters of Credit, the Holding Company entered into a reimbursement agreement with each of Dr. Krakauer and Mr. Adessa pursuant to which the Holding Company will reimburse Dr. Krakauer or Mr. Adessa for any amounts they are required to pay CoreStates Bank in connection with any draw by the Holding Company against the CoreStates Letters of Credit secured by them. In all material aspects, the terms and conditions of the reimbursement agreements entered into by Dr. Krakauer and Mr. Adessa are similar to the terms and conditions of the reimbursement agreements between the NJ Practitioners who secured the Carnegie Letter of Credit and the Holding Company, except that the Holding Company had agreed not to make any draw against the letter of credit secured by Mr. Adessa from CoreStates Bank until the Holding Company exhausted all its rights against any other letter of credit or guarantee made available to the Holding Company. As consideration for securing a letter of credit, the Holding Company paid Dr. Krakauer $7,500 and Mr. Adessa $8,075, or 2.5% of the amount of the letter of credit secured by each individual.

         In September 1996, the amount of the letter of credit secured by Mr. Adessa from CoreStates Bank was reduced from $323,000 to $100,000, and on January 1, 1997, the remaining amount of the letter of credit expired.

         The letter of credit secured by Dr. Krakauer was to expire on January 1, 1997. However, in December 1996, the letter of credit secured by Dr. Krakauer was extended until March 31, 1997. In connection with the extension of the letter of credit, the Holding Company paid approximately $800 in bank fees and a fee of $1,875 to Dr. Krakauer. Inasmuch as the consummation of the Transaction will not occur prior to March 31, 1997, the letter of credit secured by Dr. Krakauer was extended until April 30, 1997.

         In March and April 1996, certain NJ Acute Care Institutions and certain affiliates of NJ Acute Care Institutions executed guarantees on behalf of the Holding Company and in favor of FOHP-NJ which guarantee the payment of the Holding Company's capital obligation to FOHP-NJ. The name of each NJ Acute Care Institution and affiliate of a NJ Acute Care Institution which guaranteed the Holding Company's capital obligation to FOHP-NJ and the amount guaranteed by each such entity is as follows: Community-Kimball Health Care Systems, Inc. (an affiliate of Kimball Medical Center and Community Medical Center) - $250,000; Saint Barnabas Corporation (an affiliate of Saint Barnabas Medical Center) - $250,000; Monmouth Medical Center - $250,000; Barnert Hospital - $100,000;
Bayshore Community Hospital - $100,000; Burdette Tomlin Memorial Hospital - $100,000; Chilton Memorial Hospital - $100,000; C.H. Management Corp. (an affiliate of Christ Hospital) - $250,000; Comprehensive Health & Education Corp. (an affiliate of Muhlenberg Regional Medical Center) - $250,000; JFK Medical Center - $250,000; Memorial Health Alliance (an affiliate of Memorial Hospital of Burlington County) - $250,000; Mercer Medical Center - $100,000; Newton Memorial Hospital - $100,000; Our Lady of Lourdes Health Care Services, Inc. (an affiliate of Our Lady of Lourdes Hospital) - $100,000; Beth Israel Hospital (Passaic) - $100,000; The Valley Hospital

- $250,000; Riverview Health Affiliates (an affiliate of Riverview Medical Center) - $250,000; West Hudson Hospital - $100,000; St. Joseph's Hospital and Medical Center - $250,000; Morristown Memorial Hospital - $250,000; Elizabeth General Health Services Corp. (an affiliate of Elizabeth General Medical Center)
- $100,000; Englewood Healthcare Ent. (an affiliate of Englewood Hospital and Medical Center) - $250,000; MidJersey Health Corporation (an affiliate of Hunterdon Medical Center) - $100,000; and Robert Wood Johnson University Hospital - $250,000.

         In addition, in July and August, 1996, Holy Name Hospital guaranteed $150,000 of the Holding Company's capital obligation to FOHP-NJ, and The Valley Hospital and West Hudson Hospital guaranteed an additional $50,000 and $25,000 of such obligation, respectively.

         Pursuant to the terms of the guarantees furnished by certain NJ Acute Care Instituion (the "Institutional Guarantees"), a guarantor will not be required to make any payment under an Institutional Guarantee until: (i) the Holding Company furnishes written evidence to the guarantor that the DOI and/or the DOH have required FOHP-NJ to obtain additional capital to remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ, and (ii) the Holding Company does not have sufficient capital to contribute to FOHP-NJ so that FOHP-NJ is able to satisfy the request of the DOI and/or the DOH and remain in compliance with the statutory net worth and other capital requirements applicable to FOHP-NJ, and the Holding Company provides the guarantor with a written representation to that effect.

         Pursuant to the terms of the Institutional Guarantees, the Holding Company is required to reimburse a guarantor for any amounts paid by the guarantor under an Institutional Guarantee. Interest on such obligation will be payable monthly at a rate equal to the prime rate of a national bank chosen by the Holding Company plus 4%. The principal amount of the obligation plus all accrued interest will be payable to the guarantor within nine months from the date the obligation is first incurred by the Holding Company.

         For so long as an Institutional Guarantee is in effect, the Holding Company will not, without the prior written consent of the guarantor: (i) merge into any other entity; (ii) sell, lease, transfer, convey or otherwise dispose of more than 50% of its assets during any six month period; (iii) make loans to any person, firm or entity; (iv) sell, assign, transfer, discount, or otherwise dispose of any accounts receivables or any promissory note payable to it, except in the ordinary course of business; or (v) declare or pay any cash dividends or make any distributions on, or redeem, retire or otherwise acquire directly or indirectly, any share of its stock, other than pursuant to redemptions by the Holding Company of its stock in accordance with the provisions of its Certificate of Incorporation. In the event that the Holding Company effects any of the aforestated actions without the prior written consent of the guarantor or breaches certain other covenants contained in the Institutional Guarantee to which the guarantor is a party, such Institutional Guarantee will be void and of no further effect unless such breach is cured by the Holding Company within 30 days of its receipt of written notification from the guarantor of such breach.

         Each guarantor's liability under its Institutional Guarantee was to expire on January 1, 1997. However, in December 1996, each Institutional Guarantee was extended until March 31, 1997. In connection with the extension of the Institutional Guarantees, the Holding Company paid $100 to each guarantor. Inasmuch as the consummation of the Transaction will not occur prior to March 31, 1997, the Holding Company is currently seeking a 30 day extension of each Institutional Guarantee. If any of the Institutional Guarantees is not extended, the DOI has authorized the Holding Company to require payment under any such Institutional Guarantee by March 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. and 2.         FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                           SCHEDULES.

         Reference is made to the Index of Financial
         Statements hereinafter contained..............................F-1

         Other than the Financial Data Schedule included as Exhibit 27, no Financial Statement Schedules are required to, nor will any, be filed with this Annual Report on Form 10-K.

         3.  EXHIBITS

         Reference is made to the Index of Exhibits
         hereinafter contained.........................................E-1

(b)      REPORTS ON FORM 8-K

         During the fourth quarter ended December 31, 1996, the following Current Report on Form 8-K was filed by the Holding Company with the
         Commission:

         Form 8-K (Item 5.  Other  Events),  date of  earliest  event  reported,
         October 24, 1996, with respect to the execution of the Original Securities Purchase Agreement by and among the Holding Company, FOHP-NJ and HSI.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          FOHP, INC.
                                                          ------------
                                                          (Registrant)


Date: March 28, 1997                     By:/S/ DONALD PARISI
                                             -----------------
                                             DONALD PARISI, Acting President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         SIGNATURE                                   TITLE                                  DATE

/S/ DONALD PARISI                           Acting President and Chief                  March 28, 1997
------------------------------------        Executive Officer and
Donald Parisi                               Director (Principal
                                            Executive Officer)

/S/ JOHN MCCARTHY                           Vice President                              March 28, 1997
------------------------------------        (Principal Financial and
John McCarthy                                 Accounting Officer)



/S/ WILLIAM ROBERTS                         Chairman of the Board                       March 28, 1997
------------------------------------
William Roberts



/S/ MICHAEL W. AZZARA                       Director                                    March 28, 1997
------------------------------------
Michael W. Azzara





         SIGNATURE                          TITLE                                           DATE

/S/ CHRISTOPHER DADLEZ                      Director                                    March 28, 1997
------------------------------------
Christopher Dadlez


/S/ MARK ENGEL                              Director                                    March 28, 1997
------------------------------------
Dr. Mark Engel


/S/ STEPHEN D. FELDMAN                      Director                                    March 28, 1997
------------------------------------
Dr. Stephen D. Feldman


/S/ THOMAS J. FENERAN                       Director                                    March 21, 1997
------------------------------------
Dr. Thomas J. Feneran


/S/ JOHN R. KOPICKI                         Director                                    March 28, 1997
------------------------------------
John R. Kopicki


/S/ JOEL F. LEHRER                          Director                                    March 28, 1997
------------------------------------
Dr. Joel F. Lehrer


/S/ PAUL F. LOW                             Director                                    March 28, 1997
------------------------------------
Dr. Paul F. Low


/S/ BARRY H. OSTROWSKY                      Director                                    March 19, 1997
------------------------------------
Barry H. Ostrowsky


/S/ MARK D. PILLA                           Director                                    March 28, 1997
------------------------------------
Mark D. Pilla


/S/ OM P. SAWHNEY                           Director                                    March 18, 1997
------------------------------------
Dr. Om P. Sawhney


                        Consolidated Financial Statements
                         and Other Financial Information

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                                December 31, 1996



                                    Contents



Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets..................................................F-4
Consolidated Statements of Operations........................................F-5
Consolidated Statements of Shareholders' (Deficiency) Equity.................F-6
Consolidated Statements of Cash Flows........................................F-7
Notes to Consolidated Financial Statements...................................F-8

                         Report of Independent Auditors


The Board of Directors
FOHP, Inc.

We have audited the accompanying consolidated balance sheets of FOHP, Inc. (the "Holding Company") and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Holding Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOHP, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Holding Company will continue as a going concern. As shown in the consolidated financial statements, the Holding Company has incurred a 1996 net loss of $30,745,106 and has an accumulated deficit of $56,535,558 at December 31, 1996. Also, the Holding Company's principal operating subsidiary, First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), has not met its statutory net worth requirements pursuant to its Certificate of Authority granted by the New Jersey Departments of Banking and Insurance and Health and Senior Services (the "Departments"). As discussed in Note 2, the Holding Company anticipates raising additional capital through the sale of convertible debentures which, in management's opinion, will provide the capital necessary for FOHP-NJ to meet the Departments' statutory net worth requirements. However, the sale of the convertible debentures is subject to the approval of the shareholders of the Holding Company.

Accordingly, these matters raise substantial doubt about the Holding Company's ability to continue as a going concern. (Management's plans in regard to these matters are further described in Note 2.) The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Iselin, New Jersey                                             Ernst & Young LLP
February 14, 1997


                                            FOHP, Inc. and Subsidiaries
                          (Successor to First Option Health Plan of New Jersey, Inc.)

                                            Consolidated Balance Sheets


                                                                                       DECEMBER 31
                                                                              1996                     1995
                                                                          ----------------------------------
ASSETS
Cash and cash equivalents                                                 $ 36,664,911        $ 23,882,286
Accounts receivable from owners/providers, net of allowance
   for retroactive terminations of $1,600,000 in 1996 (NOTE 4)               8,206,471           6,341,092
Other accounts receivable, net of allowances for doubtful
   accounts and retroactive terminations of $100,000 in 1996 and
   $676,215 in 1995 (NOTE 4)                                                 3,666,887           3,252,639
Prepaids and other current assets                                            1,904,360             534,751
                                                                          ----------------------------------
Total current assets                                                        50,442,629          34,010,768



Long-term assets:
   Restricted cash (NOTE 2)                                                  1,265,449           1,200,801
   Furniture and equipment, net (NOTE 5)                                     1,884,558           1,859,131
   Other assets                                                                659,581             291,133
                                                                          ----------------------------------
Total assets                                                              $ 54,252,217        $ 37,361,833
                                                                          ==================================


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
   Medical claims payable to owners/providers                             $ 13,775,534        $  8,357,685
   Other medical claims payable                                             55,370,457          18,602,588
   Accounts payable and accrued expenses                                     5,163,115           4,291,102
   Unearned premium                                                          4,598,662             341,092
   Other                                                                     1,210,516             890,327
                                                                          ----------------------------------
Total current liabilities                                                   80,118,284          32,482,794


Commitments and contingencies (NOTE 9)

Shareholders' (deficiency) equity:
   FOHP, Inc., 100,000,000 shares authorized, $.01 par value;
    Common Stock-NJ, 2,100,173 shares issued and outstanding (NOTE 6)           21,002              21,002
   Additional paid-in capital                                               30,648,489          30,648,489
   Accumulated deficit                                                     (56,535,558)        (25,790,452)
                                                                          ----------------------------------
Total shareholders' (deficiency) equity                                    (25,866,067)          4,879,039
                                                                          ----------------------------------
Total liabilities and shareholders' (deficiency) equity                   $ 54,252,217        $ 37,361,833
                                                                          ==================================





SEE ACCOMPANYING NOTES.

                                                   FOHP, Inc. and Subsidiaries
                                   (Successor to First Option Health Plan of New Jersey, Inc.)

                                              Consolidated Statements of Operations




                                                                               Year ended December 31
                                                               1996                  1995                  1994
                                                          -------------------------------------------------------------
Revenue:
  Premiums from owners/providers                          $ 135,544,112           $  63,630,797           $   5,639,724
  Other premium revenue                                     112,125,670              38,819,206               1,803,624
  Other, principally administrative service fees              7,863,006               7,621,790                 749,817
  Interest income                                             1,843,520               1,222,246                 427,354
                                                          -------------------------------------------------------------
Total revenue                                               257,376,308             111,294,039               8,620,519



Expenses:
  Medical services to owners/providers                       37,026,903              17,319,035               1,405,175
  Hospital services to owners/providers                      30,156,890              11,068,909                 880,920
  Other medical services                                    105,496,580              38,548,819               2,727,694
  Other hospital services                                    63,760,554              24,637,249               1,710,020
  Selling, general and administrative                        50,789,010              32,638,106              10,624,261
  Depreciation and amortization                                 879,306                 674,433                 231,057
  Interest                                                       11,247                  90,048                   8,964
  Write-off of intangible asset (NOTE 2)                                                986,782
                                                          -------------------------------------------------------------
Total expenses                                              288,120,490             125,963,381              17,588,091
                                                          -------------------------------------------------------------
Net loss before provision for state income taxes            (30,744,182)            (14,669,342)             (8,967,572)


Provision for state income taxes (NOTE 6)                           924                  71,603
                                                          -------------------------------------------------------------
Net loss                                                  $ (30,745,106)          $ (14,740,945)          $  (8,967,572)
                                                          =============================================================


Net loss per common share                                 $      (14.64)          $       (8.65)          $       (8.40)
                                                          =============================================================



SEE ACCOMPANYING NOTES.



                                                       FOHP, Inc. and Subsidiaries
                                     (Successor to First Option Health Plan of New Jersey, Inc.)

                                     Consolidated Statements of Shareholders' (Deficiency) Equity

                                         COMMON STOCK                                                           TOTAL
                                    -----------------------     ADDITIONAL     COMMON                        SHAREHOLDERS'
                                                     PAR          PAID-IN       STOCK        ACCUMULATED     (DEFICIENCY)
                                       SHARES       VALUE         CAPITAL     SUBSCRIBED      DEFICIT            EQUIT
                                    --------------------------------------------------------------------------------------
Balance at January 1, 1994                  --    $     --    $         --    $ 12,400,000   $ (2,081,935)   $ 10,318,065
 FOHP-NJ Common Stock
  issued (at $15 per share):
  FOHP-NJ Institutional Provider     1,020,051      10,201      14,741,961     (12,400,000)                     2,352,162
  FOHP-NJ Other Provider                40,002         400         599,600                                        600,000
 Net loss                                                                                      (8,967,572)     (8,967,572)
                                    --------------------------------------------------------------------------------------
Balance at December 31, 1994         1,060,053      10,601      15,341,561              --    (11,049,507)      4,302,655
 Reclassification of FOHP-NJ
  Practitioner Provider Common
  Stock from temporary equity          511,800       5,118       7,671,882                                      7,677,000
 Redemption of FOHP-NJ Prac-
  titioner Provider Common Stock          (100)         (1)         (1,499)                                        (1,500)
 Conversion of outstanding shares
  of FOHP-NJ Common Stock to
  FOHP, Inc. Common Stock-NJ:
  FOHP-NJ Institutional Provider    (1,020,051)    (10,201)                                                       (10,201)
  FOHP-NJ Other Provider               (40,002)       (400)                                                          (400)
  FOHP-NJ Practitioner Provider       (511,700)     (5,117)                                                        (5,117)
 FOHP, Inc. Common Stock-NJ
  issued (at $15 per share)          2,100,173      21,002       7,931,516                                      7,952,518
 Payment of issue costs                                           (294,971)                                      (294,971)
 Net loss                                                                                     (14,740,945)    (14,740,945)
                                    --------------------------------------------------------------------------------------
Balance at December 31, 1995         2,100,173      21,002      30,648,489              --    (25,790,452)      4,879,039
 Net loss                                                                                     (30,745,106)    (30,745,106)
                                    --------------------------------------------------------------------------------------
Balance at December 31, 1996         2,100,173    $ 21,002    $ 30,648,489    $         --   $(56,535,558)   $(25,866,067)
                                    ======================================================================================



SEE ACCOMPANYING NOTES.

                                      FOHP, Inc. and Subsidiaries
                       (Successor to First Option Health Plan of New Jersey, Inc.)

                                 Consolidated Statements of Cash Flows



                                                                             YEAR ENDED DECEMBER 31
                                                                   1996              1995               1994
                                                              -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(30,745,106)   $(14,740,945)   $ (8,967,572)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Provision for bad debts and retroactive terminations          2,381,428         674,860         100,300
     Depreciation                                                    879,306         563,769         221,835
     Amortization of cost in excess of assets acquired                               110,664           9,222
     Write-off of intangible asset                                                   986,782
     Changes in operating assets and liabilities:
        Increase in accounts receivable from owners/providers     (4,246,807)     (4,539,229)     (1,801,863)
        Increase in other accounts receivable                       (414,248)     (2,750,685)       (778,197)
        (Increase) decrease in prepaids and other current
        assets                                                    (1,369,609)        232,524        (661,038)
        Increase in restricted cash                                  (64,648)       (893,610)       (307,191)
        (Increase) decrease in other assets                         (368,448)        207,136        (410,283)
        Increase in medical claims payable to
        owners/providers                                           5,417,849       6,496,873       1,468,045
        Increase in other medical claims payable                  36,767,869      14,990,425       3,267,585
        Increase in accounts payable and accrued expenses            872,013       1,787,571       1,835,586
        Increase in unearned premium                               4,257,570         216,193         124,899
        Increase in other liabilities                                320,189         890,327
                                                              -----------------------------------------------
Net cash provided by (used in) operating activities               13,687,358       4,232,655      (5,898,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                 (904,733)     (1,020,993)     (1,368,975)
Purchase of FMCO, net of cash acquired                                                              (834,445)
                                                              -----------------------------------------------
Net cash used in investing activities                               (904,733)     (1,020,993)     (2,203,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                           7,640,329      10,629,162
                                                              -----------------------------------------------
Net cash provided by financing activities                                 --       7,640,329      10,629,162
                                                              -----------------------------------------------

Increase in cash and cash equivalents                             12,782,625      10,851,991       2,527,070
Cash and cash equivalents at beginning of year                    23,882,286      13,030,295      10,503,225
                                                              -----------------------------------------------
Cash and cash equivalents at end of year                        $ 36,664,911    $ 23,882,286    $ 13,030,295
                                                              ===============================================
Interest paid for the year                                      $      7,488    $     75,123    $      9,057
                                                              ===============================================



                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



1.   GENERAL

FOHP, Inc. (the "Holding Company" or "FOHP") is a New Jersey corporation which was formed in May 1994. The Holding Company was formed to effect the reorganization of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ") into a holding company structure (the "Reorganization"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of FOHP-NJ's outstanding common stock for shares of the Holding Company's Common Stock-NJ. In connection with the Reorganization, FOHP-NJ distributed, as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Holding Company. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of FOHP. Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional health maintenance organizations in states other than New Jersey.

The Holding Company serves as the holding company for its wholly-owned subsidiaries to which it provides management and consulting services. The Holding Company's principal operating subsidiary is FOHP-NJ. FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as an HMO in New Jersey in June 1994. Other wholly-owned subsidiaries of the Holding Company include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc. ("FOHPPA"), a Pennsylvania corporation, First Option Health Plan of Maryland, Inc., a Maryland corporation, First Option Health Plan of Delaware, Inc., a Delaware corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995, and First Option Dental, Inc. formed in 1996. These other subsidiaries have not commenced operations. Each of FOHP-NY and FOHP-PA has filed an application for a COA to operate as an HMO in its state of incorporation.

During the summer of 1996, as a result of FOHP-NJ's statutory net worth deficiency discussed in Note 2 and the conditions imposed by the New Jersey Departments of Banking and Insurance and Health and Senior Services (the "Departments"), the Board of Directors of the Holding Company discontinued the Holding Company's expansion efforts in states other than New Jersey, including expansion efforts in New York, Pennsylvania and Maryland. It is not determinable at this time when, or if, the Holding Company will continue expansion efforts in any state other than New Jersey.

The Holding Company raised equity capital from various New Jersey health care providers to fund its operations. Health care providers investing in the Holding Company are required to enter into provider agreements (the "Provider Agreements") with the Holding Company. The Provider Agreements have an initial term of one year and are renewable annually. Such agreements with acute care institutions and certain other health care providers may be terminated either by mutual consent of both parties or, after the initial one year term, by either party upon 90 days written notice; agreements with physicians may be terminated by either party upon 60 days written notice. Provider Agreements also may be terminated for breaches specified therein. The Provider Agreements, among other things, establish covered services, billing and payment procedures, and reimbursement methods.

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Holding Company has incurred a 1996 net loss of $30,745,106 and has an accumulated deficit of $56,535,558 at December 31, 1996. Also, the Holding Company's principal operating subsidiary FOHP-NJ has not met its statutory

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

net worth requirements pursuant to its COA granted by the Departments. In order for FOHP-NJ to meet its statutory net worth requirements, the Holding Company or FOHP-NJ must generate sufficient operating profits and/or obtain additional equity financing. In an effort to increase capital, FOHP-NJ effected several operational changes in 1996. The operational changes made by FOHP-NJ's included
(a) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP-NJ's administrative costs, (c) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments in order to remain shareholders of FOHP and providers in the FOHP-NJ network, and (d) the discontinuation of expansion efforts in states other than New Jersey. In connection with FOHP-NJ's plan to remedy the statutory net worth deficiency, in October 1996 the Board of Directors of the Holding Company initially approved a $30 million investment by Health Systems International, Inc., a California based managed health care organization ("HSI"), into the Holding Company. At closing, HSI was to purchase $30 million of debentures convertible into 40% of the Holding Company's outstanding equity and HSI would have received an option to acquire another 11% ownership. After closing, HSI would have been obligated to either acquire up to an additional 20% of the outstanding equity of the Holding Company, or require the Holding Company to have repurchased that amount with HSI financing. However, due to a significant increase in medical claims expenses during the fourth quarter of 1996 as a result of more complete claim payment data, in January 1997 HSI exercised its right to renegotiate certain terms of the original Securities Purchase Agreement among HSI, the Holding Company and FOHP-NJ. Under the terms of the renegotiated Securities Purchase Agreement (the "Amended Securities Purchase Agreement"), HSI will invest up to $50 million into the Holding Company. At closing, which is expected in the first quarter of 1997, HSI will purchase up to $50 million of debentures convertible into up to 71% of the Holding Company's outstanding equity. HSI will also have the right to acquire the remaining shares of the Holding Company's outstanding equity through December 31, 1999 by tender offer or merger. The satisfactory completion of these efforts and negotiations is essential in order for FOHP-NJ to meet its statutory net worth requirement. In addition, the Amended Securities Purchase Agreement is subject to the approval of the shareholders of the Holding Company.

The New Jersey Department of Banking and Insurance ("DOI") has informed HSI that, if the transaction with HSI is not consummated (which consummation requires the prior approval by the Holding Company's shareholders of the transaction with HSI) on or before April 30, 1997 the DOI intends to petition the New Jersey Superior Court for an order to allow the DOI to place FOHP-NJ into rehabilitation. It is also the understanding of the Holding Company's Board of Directors that it is the DOI's intention to place FOHP-NJ into rehabilitation if the transaction with HSI is not consummated by such date. Accordingly, these matters raise substantial doubt about the Holding Company's ability to continue as a going concern.

These consolidated financial statements have been prepared assuming the Holding Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The following are significant accounting policies of the Holding Company:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include money market funds and U.S. Treasury Bills with original maturities of three months or less when purchased. Fair market values, as determined through quoted market prices, of the cash equivalents approximate carrying value. Cash and cash equivalents at December 31, 1996 were on deposit with two commercial banks.

RESTRICTED CASH

FOHP-NJ is required to maintain $1,000,000 on deposit with the DOI.

FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the useful lives of the depreciable assets (3 to 5 years).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at estimated net realizable value by including provisions for retroactive terminations and uncollectible amounts.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

Costs in excess of net assets acquired related to the acquisition of FMCO in 1994. Amortization was being charged to operations over 10 years and in 1995 amounted to $110,664. The carrying value of this intangible asset was written off in 1995.

STOCK ISSUE COSTS

Stock issue costs are accounted for using the offset method and represent legal, accounting, and other costs incurred for the stock offering. Under this method, stock issue costs are treated as a reduction of the amount received from the sale of the related common stock.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMIUM REVENUE

Subscriber contracts for commercial managed care products are on a yearly basis subject to cancellation by the employer group upon 30 days written notice. Premium revenue is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

Certain premium revenue is earned under a contract between FOHP-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services ("NJDHS-DMAHS"). The contract with NJDHSDMAHS has an initial term of 18 months and may be renewed for successive one year terms. The contract can be suspended (by NJDHS-DMAHS) or terminated (by either party) upon the occurrence of certain events. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ. Members may disenroll at any time other than months 2 through 6 of membership and eligibility is determined by NJDHS-DMAHS.

Certain premium revenue is earned under a contract between FOHP-NJ and the Health Care Financing Administration ("HCFA") for services provided to Medicare eligible recipients. The contract with HCFA has a initial term of 12 months and may be renewed for successive one year terms. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ.

OTHER REVENUE

Other revenue consists principally of fees for administrative service only contracts which are recognized in income as services are rendered.

MEDICAL AND HOSPITAL SERVICE EXPENSES

Medical and hospital service expenses are accrued in the period the services are provided to enrollees, based in part on estimates for hospital and other health care services which have been incurred but not reported ("IBNR"). Such estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, the resulting differences are reflected in the current period of operations. Since FOHP-NJ recently began operations and lacks its own historical experience, the estimate for IBNR is in part based on currently available industry ratios of claims expense to premiums earned. Despite the variability inherent in such estimates, management believes that the liability for medical claims payable is adequate, however, actual results may vary from the estimated amount.

FOHP-NJ's arrangements for commercial products with hospitals are primarily on a per diem reimbursement basis and with physicians on a discounted fee for service basis. Under the contract with the NJDHS-DMAHS for Medicaid and HCFA for Medicare, providers are reimbursed for health care services provided to Medicaid and Medicare eligible members on a per member, per month capitation basis for primary care services, fee for service basis for specialty services and per diem arrangement for inpatient services. Payments to providers are subject to a withhold of up to 15% of the reimbursement rate for Medicaid claims and 10% for Medicare claims. The Medicaid withholds are segregated into geographically designated risk pools. Payments from the risk pools are settled annually with the participating providers based on annual incurred costs. At settlement, if there is a surplus in any of the risk pools, such surplus is first used to fund deficits in other risk pools, after which any remaining surplus will be distributed among all providers. The

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Medicare withhold program is a statewide program which has one risk pool which covers anticipated health care expenses. At settlement, if there is a surplus of funds, FOHP-NJ will retain 10% for a contingency reserve pool that will be available to offset any future year losses, with the remaining surplus funds being distributed among the providers. If a deficit fund exists, the withholds will be applied to the deficit with FOHP-NJ assuming the responsibility for the remaining deficit. Estimated surpluses associated with these contracts are included in medical claims payable.

FOHP-NJ also contracts with another party for the arrangement of mental health services provided to enrollees in its health plans. FOHP-NJ pays for such services on a capitated basis. If the costs of such services are less than the capitation payments, the amount of any savings is shared equally by FOHP-NJ and the servicer. If costs are greater than the capitation payments, any short-fall must be funded equally by FOHP-NJ and the servicer.

ADVERTISING COSTS

Advertising costs are charged to operations when the advertising first takes place and approximated $2,154,000, $1,692,000 and $758,000 for the years 1996, 1995 and 1994, respectively.

INCOME TAXES

The Holding Company provides for income taxes based on income recognized for financial statement purposes. The Holding Company recognizes a deferred tax asset or liability for the expected future tax effects attributable to the temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are adjusted to reflect changes in tax rates or other provisions of applicable federal and state tax laws in the period in which such changes are enacted. Deferred tax assets are recognized unless it is more likely than not that some portion or all of the deferred tax assets will not be recovered.

PER SHARE DATA

Per share data are based on the weighted average number of shares of all classes of common stock outstanding during the period (2,100,173 in 1996, 1,703,908 in 1995 and 1,067,997 in 1994).

RECLASSIFICATION

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the current year presentation.

3.   ACQUISITION

Pursuant to a Stock Purchase and Sale Agreement (the "Agreement"), FOHP-NJ purchased in November 1994, all of the outstanding common stock of IRP, renamed FMCO, for cash totaling $900,000, plus contingent consideration which was dependent upon FMCO's ability to meet certain revenue goals for calendar years 1995 and 1994, as defined in the Agreement. Since these revenue goals were met for calendar year 1994, additional consideration of $600,000 was

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


3.    ACQUISITION (CONTINUED)

payable to the sellers of the stock (the "Sellers") and was included in expense in 1994 since the payment related to services performed by the Sellers.

Each of the Sellers entered into a consulting agreement with FMCO, and the additional consideration was deemed payable for services performed by the Sellers and included in expenses in 1994.

In August 1995, FOHP-NJ and the Sellers agreed to terminate their existing relationships and entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to this Settlement Agreement, the consulting agreements between the Sellers and FMCO were terminated and, in connection therewith, the Sellers were paid, in the aggregate, $218,000 which is included in the Holding Company's 1995 selling, general and administrative expenses.

In December 1995, management determined that due to the recent loss of business volume from certain FMCO customers and because of current and projected operating losses of FMCO, the recoverability of this intangible asset could not be assured. Accordingly, the net carrying value of $986,782 was written-off in 1995.

In December 1996, the Holding Company sold all of the outstanding common stock of FMCO to an unrelated third party for $250,000 plus, subject to certain limitations, a percentage of collections on accounts receivable that were greater than 90 days old as of September 30, 1996 collected after November 1, 1996. As a result of the transaction, the Holding Company recorded a loss of approximately $145,000. Revenues and operating results of FMCO were not significant in 1996, 1995 or 1994.

4.   ACCOUNTS RECEIVABLE

The following is the activity of the allowances for doubtful accounts and retroactive terminations:


Balance, January 1, 1995                                            $   100,300
   Provision for bad debts                                              232,604
   Provision for retroactive terminations                               442,256
   Write-offs                                                           (98,945)
                                                                    -----------
Balance, December 31, 1995                                              676,215
   Provision for bad debts                                              431,849
   Provision for retroactive terminations                             1,949,579
   Write-offs                                                        (1,357,643)
                                                                    -----------
Balance, December 31, 1996                                          $ 1,700,000
                                                                    ===========

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



5.   FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


                                                      1996               1995
                                             ----------------------------------
Leasehold improvements                          $    258,381      $      55,118
Furniture and fixtures                               806,518            947,485
Equipment                                          2,090,020          1,372,218
Automobiles                                           68,113             61,198
                                             ----------------------------------
                                                   3,223,032          2,436,019
Less accumulated depreciation                     (1,338,474)          (576,888)
                                             ----------------------------------
                                                $  1,884,558      $   1,859,131
                                             ==================================


6.   COMMON STOCK

At December 31, 1996, the authorized common stock of the Holding Company totals 100 million shares. The authorized Common Stock of the Holding Company is comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and unclassified common stock which may be classified by the Board of Directors as provided in the Certificate of Incorporation of the Holding Company. During 1995, the
Holding Company issued 2,100,173 shares of Common Stock-NJ. There were no additional shares of Common Stock-NJ issued during 1996.

At December 31, 1994, the authorized common stock of FOHP-NJ, the predecessor to the Holding Company, totalled 10 million shares. The authorized Common Stock of FOHP-NJ was comprised of the following classes of Common Stock, $.01 par value:
Institutional Provider Common Stock; Practitioner Provider Common Stock and Other Provider Common Stock. During 1994, FOHP-NJ issued 1,020,051 shares of Institutional Provider Common Stock, 511,800 shares of Practitioner Provider Common Stock, and 40,002 shares of Other Provider Common Stock.

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

The Holding Company may, but is not obligated to, repurchase shares of common stock from any shareholder whose Provider Agreement terminates for any reason or upon the occurrence of certain other events, as described in the Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Certificate of Incorporation.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



7.    INCOME TAXES

The Holding Company and its subsidiaries file a consolidated federal income tax return. No federal income taxes have been provided for or paid since the Holding Company and its subsidiaries have incurred operating losses for financial statement and income tax reporting purposes. For state purposes, each entity files separately. At December 31, 1996, net operating loss ("NOL") carryforwards for federal and state income tax reporting purposes (which may be subject to certain limitations) approximate $39,640,600 and $36,815,200 respectively. These losses will be available to offset future taxable income. Such NOL's expire through 2011 for federal purposes, as well as New York, Delaware and Maryland state purposes, through 2002 for New Jersey state purposes and 1999 for Pennsylvania state purposes.

The tax effects of temporary differences that give rise to deferred tax assets are as follows:


                                                                                   December 31,
                                                                                1996                1995
                                                                        -----------------------------------
Capitalization of start-up costs and organization costs                  $     2,987,000     $    2,630,000
Net operating loss carryforwards                                              15,039,000          6,209,000
Amortization of acquired intangibles                                                                553,000
Reserve discounting                                                              738,000            574,000
Allowances for doubtful accounts and retroactive terminations                    595,000             81,000
Other                                                                            726,000            268,000
Total deferred tax assets                                                     20,085,000         10,315,000
                                                                        -----------------------------------
Valuation allowance for deferred tax assets                                  (20,085,000)       (10,315,000)
                                                                        -----------------------------------
Net deferred tax assets                                                  $           --      $          --
                                                                        ===================================



The valuation allowance has been recorded due to the uncertainty of the realization of the deferred tax asset since the realization of such asset is dependent on future operating profits.

The effective income tax rate for 1996, 1995 and 1994 varied from the statutory federal income tax rate as follows:


                                               1996        1995         1994
                                         ------------------------------------

Statutory federal income tax rate                35%         35%          35%
State income taxes                                6           6            6
                                         ------------------------------------
Subtotal                                         41          41           41

Valuation allowance                             (41)        (41)         (41)
                                         ------------------------------------
Effective income tax rate                         -%          -%           -%
                                         ====================================

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



8.   DEFINED CONTRIBUTION PLAN

Beginning in 1994, the Holding Company maintained two defined contribution (401[k]) plans covering substantially all of its employees. In 1995, the Holding Company combined the two plans into one. Employees may contribute to the plans after completing certain service requirements. The Holding Company matches 50% of employee contributions not to exceed (i) limits established under Section 415 of the Internal Revenue Code or (ii) the lesser of 25% of compensation or $30,000. Total plan expense for 1996, 1995 and 1994 amounted to $406,000, $197,000 and $1,000, respectively.

9.   COMMITMENTS AND CONTINGENCIES

LEASES

The Holding Company leases office space under noncancelable lease arrangements. The leases are for terms of 5 years and generally provide for renewal options of up to 5 additional years. Total rent expense for 1996, 1995 and 1994 was approximately $1,796,000, $927,000 and $200,000, respectively.

The following is a schedule of minimum future payments on long-term operating leases at December 31, 1996:


1997                                                              $     994,161
1998                                                                    966,693
1999                                                                    458,161
2000                                                                    127,062
2001                                                                      1,185
                                                                 --------------
                                                                  $   2,547,262
                                                                 ==============

EMPLOYMENT CONTRACTS

The Holding Company has entered into employment arrangements with certain of its key employees. These arrangements provide for compensation in the form of salary, annual bonus and reimbursement of certain expenses. As of December 31, 1996, these contracts expire within 1 to 2 years and provide for minimum compensation of approximately $1,140,000 and $358,000 for the years ending 1997 and 1998, respectively.

SERVICE AGREEMENT

FOHP-NJ entered into an agreement with a claims processing company to provide recordkeeping and data processing functions to FOHP-NJ on a fee for services basis. The agreement expires March 31, 1998. FOHP-NJ has the right to terminate this agreement without cause upon not less than 180 days prior written notice provided that FOHP-NJ does so by acquiring a license for the system used by the service bureau processor. The cost for the system license is approximately $800,000 and is subject to reduction as long as the Holding Company continues the agreement.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

MEDICARE CONSULTING AGREEMENT

In January 1995, FOHP-NJ entered into an agreement with another company to assist FOHP-NJ in obtaining approval from the Health Care Financing Administration ("HCFA") to offer health care products to Medicare beneficiaries in New Jersey. Such approval was obtained in December 1995. Fees paid by FOHP-NJ, including specified bonus payments, under the agreement totaled $1,621,186, $392,000 and $62,000 in 1996, 1995 and 1994, respectively. In addition, a variable percentage (.5% to 1%) of any Medicare revenue generated by FOHP-NJ for a total of eight years after FOHPNJ enters into a Medicare Risk Contract with HCFA will be payable to the other company. The minimum payment for each year, pursuant to such variable percentage, is $1,000,000 and the maximum for any such payment is $3,500,000. In connection with the sale of convertible debentures (see Note 2), the Holding Company has agreed under the terms of the Amended Securities Purchase Agreement with HSI to negotiate a termination of its agreement with the other company.

REINSURANCE ARRANGEMENTS

The reinsurance contract in effect through December 31, 1994 provided for reimbursement of eligible hospital claims per enrollee which exceeded $50,000 per enrollee up to a $2,000,000 maximum lifetime reimbursement per enrollee. Per diem arrangements with hospitals were also subject to maximum limits dependent upon length of stay, and claims per enrollee which exceeded $50,000 were subject to coinsurance provisions.

The reinsurance contract for 1996 and 1995 provides for reimbursement of eligible hospital claims per enrollee which exceed $75,000 for commercial and Medicaid enrollees and $100,000 for Medicare enrollees within a calendar year up to a maximum reimbursement per enrollee of $1,000,000 per calendar year and $2,000,000 per lifetime. Per diem arrangements with hospitals are also subject to maximum limits dependent upon length of stay, and claims per enrollee which exceed certain deductibles are subject to coinsurance provisions.

Reinsurance expense, net of recoveries, was approximately $55,000, $695,000 and $101,436 for the years ended 1996, 1995 and 1994, respectively, and is included in medical and hospital services expense.

STATUTORY NET WORTH

Financial statements issued in accordance with statutory accounting practices differ from financial statements issued in accordance with generally accepted accounting principles (GAAP). Statutory financial statements exclude certain items included in GAAP financial statements. These "non-admitted" items include certain assets such as certain prepaid expenses, equipment other than certain computer equipment, organizational costs, certain loans and receivables, supplies and other items.

FOHP-NJ, pursuant to its COA to operate an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth
requirement  at  December  31,  1996  and  1995  amounted  to  $15,054,000   and
$5,523,000. In addition, under the terms of its COA, if statutory net worth is less than 125% of the minimum required

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

($18,818,000  and  $6,904,000  at  December  31,  1996 and 1995,  respectively),
FOHP-NJ is required to submit a plan of action to the DOI. FOHP-NJ's statutory net worth requirements are shown below:


                                             1996                                                 1995
                      ----------------------------------------------------------------------------------------------------
                            GAAP         Eliminations       Statutory            GAAP         Eliminations     Statutory
                      ----------------------------------------------------------------------------------------------------
Assets                 $ 62,225,369       $12,359,871      $ 49,865,498       $38,211,395      $8,049,000      $30,162,395
Liabilities              76,705,815                          76,705,815        28,631,898                       28,631,898
                      ----------------------------------------------------------------------------------------------------
Net deficiency
   (equity)            $(14,480,446)      $12,359,871      $(26,840,317)      $ 9,579,497      $8,049,000      $ 1,530,497
                      ====================================================================================================


FOHP submitted a plan of action to the DOI that outlined the measures FOHP would use to address FOHP-NJ's statutory net worth deficiency, which was approved by the DOI in 1996. FOHP has also obtained the DOI's approval of its plan to raise capital to address FOHP-NJ's statutory net worth deficiency by selling convertible debentures to HSI. If FOHP's sale of convertible debentures to HSI is consummated, HSI will invest up to $50 million in the Holding Company. HSI will also have the right to acquire the remaining shares of the Holding
Company's outstanding equity through December 31, 1999 by tender offer or merger. In connection with meeting the statutory net worth requirements, the Holding Company has also obtained certain financial commitments and guarantees. Certain institutional owner/providers have executed corporate guarantees of capital on behalf of the Holding Company totaling approximately $4.4 million. In addition, certain physician shareholders and other individuals have secured letters of credit for the benefit of the Holding Company totaling approximately $6.7 million. No amounts have been drawn under these commitments and all the guarantees and letters of credit expire March 31, 1997.

In addition to the minimum statutory net worth requirements, FOHP may not pay dividends to its parent without prior approval of the Commissioner of Insurance.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



10.    PRO FORMA FINANCIAL INFORMATION

The following pro forma condensed consolidated balance sheet gives effect to the proposed sale of convertible debentures to HSI (as discussed in Note 2) as if the sale had occurred on December 31, 1996.

                 Pro Forma Condensed Consolidated Balance Sheet

                                December 31, 1996



                                                                                                Pro Forma                 Pro Forma
                                                                      As Reported              Adjustments                  Results
                                                                    ---------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $ 36,664,911               $ 51,100,000(1)        $  87,764,911
Accounts receivable from owner/providers, net                          8,206,471                                          8,206,471
Other current assets                                                   5,571,247                                          5,571,247
                                                                    ---------------------------------------------------------------
Total current assets                                                  50,442,629                 51,100,000             101,542,629
Other non-current assets                                               3,809,588                                          3,809,588
                                                                    ---------------------------------------------------------------
Total assets                                                        $ 54,252,217               $ 51,100,000           $ 105,352,217
                                                                    ===============================================================
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Medical claims payable to owners/providers                          $ 13,775,534                                      $  13,775,534
Other medical claims payable                                          55,370,457                                         55,370,457
Other current liabilities                                             10,972,293                                         10,972,293
                                                                    ------------                                       ------------
Total current liabilities                                             80,118,284                                         80,118,284
Long-term debt-convertible debentures                                                          $ 51,100,000(1)           51,100,000
Total shareholders' (deficiency) equity                              (25,866,067)                                       (25,866,067)
                                                                    ---------------------------------------------------------------
                                                                    $ 54,252,217               $ 51,100,000           $ 105,352,217
                                                                    ===============================================================


(1) Adjustment represents the sale of convertible debentures to HSI. The debentures are convertible into 71% of the Holding Company's outstanding equity, bear interest at 6% and mature in 2002.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


10.    PRO FORMA FINANCIAL INFORMATION (CONTINUED)

The following pro forma condensed consolidated statement of operations gives effect to the proposed sale of convertible debentures to HSI (as discussed in Note 2) as if the sale had occurred on January 1, 1996.

            Pro Forma Condensed Consolidated Statement of Operations

                          Year ended December 31, 1996



                                                                         Pro Forma         Pro Forma
                                                      As Reported       Adjustments          Results
                                                    --------------------------------------------------
Revenue:
   Premiums from owners/providers                     $135,544,112                        $135,544,112
   Other premium revenue                               112,125,670                         112,125,670
   Other, principally administrative service fees        7,863,006                           7,863,006
   Interest income                                       1,843,520                           1,843,520
                                                    --------------                       -------------
                                                       257,376,308                         257,376,308
Expenses:
   Medical services to owners/providers                 37,026,903                          37,026,903
   Hospital services to owners/providers                30,156,890                          30,156,890
   Other medical services                              105,496,580                         105,496,580
   Other hospital services                              63,760,554                          63,760,554
   Selling, general and administrative                  50,777,763        $ 5,910,656 (1)   56,688,419
   Interest                                                 11,247          3,060,000 (2)    3,071,247
   Other expense                                           891,477                             891,477
                                                    --------------------------------------------------
                                                       288,121,414          8,970,656      297,092,070
                                                    --------------------------------------------------
   Net loss                                           $(30,745,106)       $(8,970,656)    $(39,715,762)
                                                    ==================================================
Net loss per common share before
  conversion of  debentures                           $     (14.64)       $     (4.27)    $     (18.91)
                                                    ==================================================
Net loss per common share after
  conversion of debentures                            $     (14.64)       $      9.58 (3) $      (5.06)
                                                    ==================================================


(1)    Adjustment  consists  of two  components:  an  $800,000  fee  paid to the investment banker utilized in the HSI transaction and a $5,110,656 management fee paid to HSI based on 2% of total revenue of the Holding Company's health plans.

(2) Adjustment represents one year's interest on the outstanding debentures calculated at 6%.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1996


10.    PRO FORMA FINANCIAL INFORMATION (CONTINUED)

(3)    Calculated as follows:

    Net loss, pro forma results                                 $(39,715,762)
    Add interest expense                                           3,060,000
                                                                ------------
                                                                $(36,655,762)(A)
                                                                ============
    Shares outstanding during 1996                                 2,100,173
    Shares issued assuming conversion of convertible debentures    5,141,803
                                                                ------------
                                                                   7,241,976(B)
                                                                ============
    Net loss per common share assuming conversion
      (A divided by B)                                          $      (5.06)
                                                                ============

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                            ------------------------



                                    EXHIBITS
                                       TO
                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                           --------------------------



                                   FOHP, INC.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)





                           --------------------------



================================================================================

                                   FOHP, INC.

                                  EXHIBIT INDEX




EXHIBIT NO.
-----------


     y    2.1       Agreement of Merger and Plan of  Reorganization  dated April
                    12, 1995 among FOHP-NJ,  the Registrant and FOHP  Transition
                    Company, a wholly-owned subsidiary of the Registrant.

     k    3.1       Amended and Restated  Certificate  of  Incorporation  of the
                    Registrant,  as  filed  with the  Secretary  of State of New
                    Jersey on December 7, 1995.

     k    3.2       Amended  and  Restated   Certificate  of   Incorporation  of
                    FOHP-NJ, as filed with the Secretary of State of New Jersey on December 7, 1995.

     k    3.5       By-laws of Registrant, as amended.

     k    3.6       Amended and Restated By-laws of FOHP-NJ.

     y    4.1       Specimen   certificate   representing   Registrant's  Common
                    Stock-NJ.

(*)  k   10.1       Employment  Agreement  dated  October  27,  1995  among  the
                    Registrant, FOHP-NJ and John L. Adessa.

(*)  z   10.2       Amendment  dated  as of  November  15,  1995  to  Employment
                    Agreement  dated  October  27,  1995  among the  Registrant,
                    FOHP-NJ and John L. Adessa.

(*)      10.3       Employment   Agreement  dated  July  17,  1995  between  the
                    Registrant and Paul J. Kimmins.

     x   10.4       Managed Care Management  Information Service Agreement dated
                    August 1, 1993  between  Health  Systems  Integration,  Inc.
                    ("HSII") and FOHP-NJ.

     z   10.4.1     Addendum dated May 5, 1995 to Managed Care Management
                    Information  Service  Agreement dated August 1, 1993 between
                    HSII and FOHP-NJ.

     x   10.5       Lease  Agreement  dated August 18, 1993 between  Theodore G.
                    Sourlis and Elaine Sourlis, husband and wife, and FOHP-NJ and the Addendum thereto dated August 1993.

     x   10.6       Lease Agreement dated November 17, 1993 between  Theodore G.
                    Sourlis and Elaine Sourlis, husband and wife, and FOHP-NJ and the undated Addendum thereto.

     x   10.7       Lease Agreement dated September 1, 1994 between  Theodore G.
                    Sourlis and Elaine Sourlis, husband and wife, and FOHP-NJ and the undated Addendum thereto.

(*)      10.9       Agreement dated November 30, 1994 between the Registrant and
                    Alliance Medical Group, Inc., concerning the employment by the Registrant of Joseph Singer, M.D.

     x   10.10      Form of Hospital Participation (provider) Agreement required
                    to  be   executed   by  each  NJ  Acute   Care   Institution
                    participating in the FOHP-NJ network and by FOHP-NJ.

     x   10.11      Form of Individual Practice Association (provider) agreement
                    required   to  be   executed   by   FOHP-NJ   and  the  IPAs
                    participating in the FOHP-NJ network.

     x   10.12      Form of  Individual  Practitioner  Participation  (provider)
                    Agreement  required  to be  executed  by FOHP-NJ and each NJ
                    Practitioner participating in the FOHP-NJ network.

     x   10.13      Form of Provider  Agreement  (Non-Acute Care) required to be executed by FOHP-NJ and each NJ Other Provider participating in the FOHP-NJ network.

     k   10.14.1    Form  of  First  Option  Master  Group  Contract  (point  of service) for large employer groups (50 or more persons).

     k   10.14.2    Form  of  First  Option   Master  Group   Contract   (health
                    maintenance organization) for large employer groups (50 or more persons).

     k   10.14.3    Form  of  First  Option  Master  Group  Contract  for  small employer groups (less than 50 persons).

     k   10.14.4    Form of First Option Individual Contract for individuals.

     x   10.16      Agreement  dated January 6, 1995 between  FOHP-NJ and Sierra
                    Health Services, Inc.

     x   10.17      Agreement dated July 1, 1994 between FOHP-NJ and NJADA Group
                    Insurance Trust.

     x   10.18      Agreement  dated  August 1,  1994  between  FOHP-NJ  and EBP
                    HealthPlans, Inc.

     x   10.19      Agreement   dated  October  31,  1994  between  FOHP-NJ  and
                    National Prescription Administrators, Inc.

     x   10.20      Agreement dated October 31, 1994 between FOHP-NJ and CFI.

     y   10.21      Agreement  to provide HMO  services  to Medicaid  recipients dated February 8, 1995 between  FOHP-NJ and the State of New
                    Jersey  Department  of Human  Services,  Division of Medical
                    Assistance and Health Services.

     z   10.22      Sublease  dated as of December 15, 1995 between  FOHP-NJ and
                    The Continental Insurance Company

     z   10.28      Mental  Health  Management  Agreement  dated  July  1,  1994
                    between  FOHP-NJ  and  Mental  Health  Network,   Inc.,  and
                    amendment thereto entered into in January 1996.

     z   10.33      Contract between FOHP-NJ and the Secretary of the Department of Health and Human Services, who has delegated authority to
                    the    Administrator    of   the   Health   Care   Financing
                    Administration, with respect to health insurance benefits for the aged and disabled (Contract No. H3155).

     z   10.34      Guarantee  dated as of December 31,  1995,  in the amount of
                    $6,000,000, provided by William B. Roberts to FOHP-NJ.

     z   10.35      Form of Guarantee which has been provided to FOHP-NJ by each of the following NJ Institutional Shareholders in the amount set forth next to such shareholder's  name; Monmouth Medical
                    Center - $250,000;  Barnert  Hospital -  $100,000;  Bayshore
                    Community  Hospital -  $100,000;  Burdette  Tomlin  Memorial
                    Hospital - $100,000;  Chilton Memorial  Hospital - $100,000;
                    C.H.  Management  Corp. (an affiliate of Christ  Hospital) -
                    $250,000;   Comprehensive   Health  &  Education  Corp.  (an
                    affiliate of Muhlenberg Regional Medical Center) - $250,000;
                    JFK  Medical

                    Center - $250,000; Holy Name Hospital - $150,000; Memorial Health Alliance (an affiliate of Memorial Hospital of Burlington County) - $250,000; Mercer Medical Center - $100,000; Newton Memorial Hospital - $100,000; Our Lady of Lourdes Health Care Services, Inc. (an affiliate of Our Lady of Lourdes Hospital) - $100,000; Beth Israel Hospital (Passaic) - $100,000; The Valley Hospital - $300,000;
                    Riverview Health Affiliates (an affiliate of Riverview Medical Center) - $250,000; West Hudson Hospital - $125,000; St. Joseph's Hospital and Medical Center - $250,000; Morristown Memorial Hospital - $250,000; Elizabeth General Health Services Corp. (an affiliate of Elizabeth General Medical Center) - $100,000; Englewood Healthcare Ent. (an affiliate of Englewood Hospital and Medical Center) -
                    $250,000; and Robert Wood Johnson University Hospital - $250,000.

     z   10.36      Guarantee in the amount of  $100,000,  provided by MidJersey
                    Health   Corporation  (an  affiliate  of  Hunterdon  Medical
                    Center) to FOHP-NJ.

     z   10.37      Guarantee in the amount of $250,000,  provided by Community-
                    Kimball  Health Care Systems,  Inc. (an affiliate of Kimball
                    Medical Center and Community Medical Center) to FOHP-NJ.

     z   10.38      Guarantee  in the  amount  of  $250,000,  provided  by Saint
                    Barnabas Corporation (an affiliate of Saint Barnabas Medical
                    Center) to FOHP-NJ.

     z   10.39      Reimbursement  Agreement  dated March 26,  1996  between the
                    Registrant and William B. Roberts.

     z   10.40      Form  of  Reimbursement   Agreement   entered  into  by  the
                    Registrant and the following physician shareholders of the Registrant who secured the $3,435,000 Letter of Credit issued for the Registrant by Carnegie Bank on March 29, 1996, and form of addendum thereto: Dr. Chris Anayiotos, Dr.
                    Tun Chu, Dr. Miguel Damien,  Dr. Shirley Hoh, Dr. Renny Lin,
                    Dr. Carl Raso, Dr. Donato  Santangelo,  III, Dr. Mohammed A.
                    Sarraf,  Dr. Mohammad  Shafi,  Dr. Kishori P. Shah, Dr. Gary
                    Siemons, Dr. John Sutherland,  Dr. Kock-Yen Tsang, Dr. Lewis
                    Wetstein, Dr. Renato Ynaya and Dr. Henry Yu.

     z   10.41      Reimbursement  Agreement  entered into by the Registrant and
                    Dr. Randall Krakauer, the physician shareholder of the Registrant who secured the $300,000 Letter of Credit issued for the Registrant by CoreStates Bank on March 27, 1996.

         10.42 Reimbursement Agreements entered into by the Registrant and Mr. John L. Adessa, the former President and Chief Executive Officer of the Registrant who secured the $323,000 Letter of Credit issued for the Registrant by CoreStates Bank on April 11, 1996.

     z   10.43      Capital Contribution Agreement dated as of December 31, 1995 between the Registrant and FOHP-NJ.

         10.44 Forms of First and Second Amendments to the Guarantees included as exhibits 10.35, 10.36, 10.37 and 10.38 hereto.

     b   10.45.1    Amended and Restated  Securities  Purchase  Agreement  dated
                    February 10, 1997 among the  Registrant,  FOHP-NJ and Health
                    Systems  International,  Inc.  and  the  following  exhibits thereto: Exhibit A - Form of Debentures;  Exhibit B-1 - Form of Amended and Restated  Certificate of Incorporation of the
                    Registrant; Exhibit B-2 - Form of By-laws of the Registrant;
                    Exhibit B-3 - Form of Amended and  Restated  Certificate  of
                    Incorporation  of FOHP-NJ;  Exhibit B-4 - Form of By-laws of
                    FOHP-NJ;  Exhibit  D-1  -  Form  of  General  Administrative
                    Services  Management  Agreement;  and  Exhibit D-2 - Form of
                    Management   Information   Systems  and  Claims   Processing
                    Services  Agreement.  Upon the request of the Securities and
                    Exchange Commission, the Registrant agrees to furnish a copy of Exhibit C-1 - Form of Exclusive  Plan  Hospital  Provider
                    Agreement,   Exhibit  C-2  -  Forms  of  Non-Exclusive  Plan
                    Hospital Provider Agreements,  Exhibit E - Form of Investors
                    Agreement, Exhibit F - Form of Opinion of Outside Counsel of
                    Registrant  and  FOHP-NJ,  Exhibit  G -  Form  of  Officer's
                    Certificate  and  Exhibit  H - Form of  Opinion  of  Outside
                    Counsel of Health Systems International, Inc., and Schedules
                    2.1A through 2.25 as follows:  Schedule 2.1A - Subsidiaries;
                    Schedule  2.1B - Good  Standing;  Schedule  2.3 - Rights  of
                    First  Refusal;  Schedule  2.4(a)  - SEC  Reports;  Schedule
                    2.4(b) - Unreported  Liabilities and  Obligations;  Schedule
                    2.5 - Company's  Reports;  Schedule 2.6 -  Noncontravention;
                    Schedule 2.7 -  Litigation;  Schedule 2.9 - Compliance  with
                    Law;   Schedule  2.10  -  Certain  Material   Contracts  and
                    Defaults;   Schedule  2.11  -  Consents;   Schedule  2.12  -
                    Licenses, Permits and Governmental Approvals;  Schedule 2.14
                    -  Environmental  Matters;  Schedule  2.15 - Properties  and
                    Assets;  Schedule  2.16 - Taxes;  Schedule 2.20 - Insurance;
                    Schedule 2.22

                    - Employment/Severance Matters; and Schedule 2.25 - Employee Benefit Plans.

     b   10.45.2    Amendment  dated March 13, 1997 to the Amended and  Restated
                    Securities Purchase Agreement referenced in Exhibit 10.45.1.

         21.        Subsidiaries of the Registrant.

     j   27.        Financial Data Schedule for year ended December 31, 1996.

----------

(*) Constitutes a management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     x Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-89356).

     y Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-89356).

     k Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80817).

     z Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     b Incorporated by reference to Appendices A-H of the Registrant's definitive Proxy Statement filed with the Commission on March 19, 1997 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

     j     The Financial Data Schedule is submitted in electronic format only.