Form 10-Q
period 1997-03-31
FOHP INC
filed 1997-05-15
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

For the quarterly period ended   March 31, 1997
                                 -----------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                           to
                               --------------------------  ---------------------

Commission File Number:  0-25944
                         -------------------------------------------------------

                                   FOHP, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                               22-3314813
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)


2 Bridge Avenue, Building 6, Red Bank, New Jersey        07701-1106
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                      -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes   No
                         ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, 2,086,839 shares outstanding as of May 13, 1997

                                      INDEX

                                                                             PAGE NO.




                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements                                               3

Condensed Consolidated Balance Sheets - March 31, 1997 and December 31, 1996    3

Condensed Consolidated Statements of Operations                                 4
  For the period January 1, 1997 to March 31, 1997
  For the period January 1, 1996 to March 31, 1996

Condensed Consolidated Statements of Shareholders' (Deficiency) Equity          5
  For the period January 1, 1996 to December 31, 1996
  For the period January 1, 1997 to March 31, 1997

Condensed Consolidated Statements of Cash Flows                                 6
  For the period January 1, 1997 to March 31, 1997
  For the period January 1, 1996 to March 31, 1996

Notes to Condensed Consolidated Financial Statements                            7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          11


                           PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K                                   14

Signature Page                                                                  15

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  March 31,       December 31,
                                                                                    1997             1996
                                                                                ------------------------------
                                                                                 (unaudited)       (audited)
Assets
Cash and cash equivalents                                                       $  46,525,513    $  36,664,911
Accounts receivable from owners/ providers, net of allowance for retroactive
  terminations of $538,348 in 1997 and $1,600,000 in 1996                          11,580,179        8,206,471
Other accounts receivable, net of allowance for doubtful accounts of
  $100,000 in 1997 and 1996 and net of allowance for retroactive terminations
  of $1,061,652 and $0, respectively                                                2,446,287        3,666,887
Prepaids and other current assets                                                   1,706,389        1,904,360
                                                                                ------------------------------
Total current assets                                                               62,258,368       50,442,629

Long-term Assets:
  Restricted Cash                                                                   1,282,195        1,265,449
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $1,579,465 and $1,338,474, respectively)                     1,832,961        1,884,558
  Other assets                                                                        903,957          659,581
                                                                                ==============================
Total Assets                                                                    $  66,277,481    $  54,252,217
                                                                                ==============================


Liabilities and Shareholders' Deficiency
Current Liabilities:
  Medical claims payable to owners/providers                                    $  18,438,349    $  13,775,534
  Other medical claims payable                                                     73,413,918       55,370,457
  Accrued expenses                                                                  7,391,666        4,626,336
  Accounts payable                                                                    672,261          536,779
  Unearned premium revenue                                                          1,710,459        4,598,662
  Other                                                                                80,603        1,210,516
                                                                                ------------------------------
Total current liabilities                                                         101,707,256       80,118,284


Shareholders' Deficiency:
  Common Stock, $.01 par value, 100,000,000 shares authorized,
   Common Stock-NJ, 2,086,839 shares issued and outstanding                            20,869           21,002
  Additional paid-in capital                                                       30,648,622       30,648,489
  Accumulated deficit                                                             (66,099,266)     (56,535,558)
                                                                                ------------------------------
Total shareholders' deficiency                                                    (35,429,775)     (25,866,067)
                                                                                ------------------------------
Total liabilities and shareholders' deficiency                                  $  66,277,481    $  54,252,217
                                                                                ==============================


                             See accompanying notes

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        Three Months Ended
                                                             March 31,
                                                       1997            1996
                                                   -----------------------------
                                                    (unaudited)     (unaudited)


Revenue:
  Premiums from owners/providers                   $ 30,925,956    $ 34,350,853
  Other premium revenue                              53,118,605      15,710,669
  Other, principally administrative service fees        686,269       1,507,295
  Interest income                                       607,871         337,914
                                                   -----------------------------
Total revenue                                        85,338,701      51,906,731
                                                   -----------------------------


Expenses:
  Medical expenses to owners/providers               22,025,229      12,234,187
  Other medical expenses                             59,362,413      31,245,226
  Selling, general and administrative                13,270,783      11,199,722
  Depreciation and amortization                         240,991         189,208
  Interest                                                1,557           1,893
                                                   -----------------------------
Total expenses                                       94,900,973      54,870,236
                                                   -----------------------------


Net loss before provision for income taxes           (9,562,272)     (2,963,505)

Provision for income taxes                                1,436             515
                                                   -----------------------------

Net loss                                           $ (9,563,708)   $ (2,964,020)
                                                   ============================

Net loss per common share                          $      (4.56)   $      (1.41)
                                                   ============================

                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY



                                                      Common Stock
                                                ---------------------------   Additional                        Total
                                                                 Par           Paid-In      Accumulated      Shareholders
                                                  Shares        Value          Capital        Deficit     (Deficiency) Equity
                                                -----------------------------------------------------------------------------


Balance at December 31, 1995                    2,100,173    $     21,002    $ 30,648,489   $(25,790,452) $    4,879,039

Net loss for the period January 1, 1996 to
     December 31, 1996                                                                       (30,745,106)    (30,745,106)
                                                ------------------------------------------------------------------------
Balance at December 31, 1996                    2,100,173          21,002      30,648,489    (56,535,558)    (25,866,067)

Net loss for the period January 1, 1997 to
     March  31, 1997                                                                          (9,563,708)     (9,563,708)
Retirement of common stock                        (13,334)           (133)            133                              0
                                                ------------------------------------------------------------------------

Balance at March 31, 1997 (unaudited)           2,086,839    $     20,869    $ 30,648,622   $(66,099,266)   $(35,429,775)
                                                ========================================================================


                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                 For the period       For the period
                                                                 January 1, 1997      January 1, 1996
                                                                to March 31, 1997    to March 31, 1996
                                                                --------------------------------------
                                                                 (unaudited)            (unaudited)


Cash flows from operating activities
Net loss                                                        $ (9,563,708)            $ (2,964,020)
Adjustments to reconcile net loss to cash flows provided by
  (used in) operating activities:
     Depreciation and amortization                                   240,991                  189,208
     Provision for accounts receivable bad debts/retro terms               0                  515,323
     Changes in operating assets and liabilities:
     Increase in accounts receivable                              (2,153,108)              (6,973,157)
     Decrease (increase) in prepaids and other current assets        197,971                 (446,874)
     Increase in restricted cash                                     (16,746)                 (17,213)
     Decrease (increase) in other assets                               5,810                 (102,501)
     Increase in medical claims payable                           22,706,276                7,628,837
     Increase in accounts payable and accrued expenses             2,900,812                1,416,634
     (Decrease) increase in unearned premium revenue              (2,888,203)                 203,113
     (Decrease) increase in other current liabilities             (1,129,913)                 322,987
                                                                -------------------------------------
Net cash flows provided by (used in) operating activities         10,300,182                 (227,663)


Cash flows from investing activities
Purchases of furniture and equipment                                (189,394)                (309,960)
                                                                -------------------------------------
Net cash used in investing activities                               (189,394)                (309,960)

Cash flows from financing activities
Payment of stock/bond issue costs                                   (250,186)                (210,076)
                                                                -------------------------------------
Net cash used in financing activities                               (250,186)                (210,076)


Net increase (decrease) in cash and cash equivalents
 at the end of the period                                          9,860,602                 (747,699)
Cash and cash equivalents at the beginning of the period          36,664,911               23,882,286
                                                                -------------------------------------
Cash and cash equivalents at the end of the period              $ 46,525,513             $ 23,134,587
                                                                =====================================


Interest paid for the period                                    $      1,557             $      1,544
                                                                =====================================

State income taxes paid for the period                          $      1,198             $        515
                                                                =====================================


                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997


1.       General


FOHP, Inc. ("FOHP" or the "Holding Company") is a New Jersey corporation which was formed in May 1994. The Holding Company was formed to effect the reorganization (the "Reorganization") of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of FOHP-NJ's outstanding common stock for shares of the Holding Company's Common Stock-NJ. In connection with the Reorganization, FOHP-NJ distributed, as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Holding Company. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of FOHP. Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional health maintenance organizations in states other than New Jersey. FMCO was subsequently sold to an unrelated third party in December, 1996.

The Holding Company serves as the holding company for its wholly-owned subsidiaries to which it provides management and consulting services. The Holding Company's principal operating subsidiary is FOHP-NJ. FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Holding Company include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc. ("FOHP-PA"), a Pennsylvania corporation, First Option Health Plan of Maryland, Inc., a Maryland corporation, First Option Health Plan of Delaware, Inc., a Delaware corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995, and First Option Dental, Inc. formed in 1996. These other subsidiaries have not commenced operations. Each of FOHP-NY and FOHP-PA has filed an application for a COA to operate as an HMO in its state of incorporation.

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

The financial information for the three month period ended March 31, 1997 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I -
Item 2 hereof.


2.       Basis of Presentation and Significant Accounting Policies

The Holding Company has incurred a loss of $9,563,708 for the three month period ended March 31, 1997 and has an accumulated deficit of $66,099,266 as of March 31, 1997. In order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1997 statutory net worth requirements pursuant to its

COA granted by the Departments, the Holding Company must generate sufficient operating profits and/or obtain one or more capital infusions .

In connection with FOHP-NJ's plan to remedy the statutory net worth deficiency, the Board of Directors of the Holding Company approved an investment by Foundation Health Systems, Inc., a Delaware corporation formerly known as Health Systems International, Inc. ("FHS"), of approximately $51.7 million into the Holding Company. The shareholders of the Holding Company approved the investment on April 16, 1997 and the investment was made and related transactions were consummated on April 30, 1997. At closing, FHS purchased $51,701,120.38 of principal amount of convertible debentures (the "Debentures") which are convertible into a maximum of 71% of the Holding Company's outstanding equity, on a fully diluted basis. FHS has the right to acquire the remaining shares of the Holding Company's outstanding equity through December 31, 1999 by tender offer or merger.

These consolidated financial statements have been prepared assuming the Holding Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The statement of operations and statement of cash flows for 1996 include the results of the wholly-owned subsidiary, FMCO, which was sold December 31, 1996. The revenue and operating results were not significant.

The following are significant accounting policies of the Holding Company:

         Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents. Cash and cash equivalents include money market funds and US Treasury Bills with original maturities of three months or less when purchased. Fair market values, as determined through quoted market prices, of the cash equivalents approximate carrying value. Cash and cash equivalents were on deposit with two commercial banks.

         Accounts Receivable. Accounts receivable are reported at estimated net realizable value including provisions for retroactive terminations and uncollectible amounts.

         Restricted Cash. FOHP-NJ is required to maintain, at a minimum, $1,000,000 on deposit with the New Jersey Department of Banking and Insurance (the "DOI").

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

         Per Share Data. Per share data are based on the weighted average number of shares of all classes of Common Stock outstanding during the comparative three month periods ended March 31 (2,100,173 in 1996 and 2,095,728 in 1997).


3.       Common Stock

At March 31, 1997, the authorized capital stock of the Holding Company totaled 100 million shares and was comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common

Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock. During 1995, the Holding Company issued 2,100,173 shares of Common Stock-NJ. There were no additional shares of Common Stock-NJ issued during 1996 or as of March 31, 1997. In March 1997, the Holding Company redeemed 13,334 shares of Common Stock-NJ from an NJ acute care institution (as hereinafter defined) which had not complied with the enrollment provisions of the Certificate of Incorporation of the Holding Company applicable to it.

In April 1997, the Certificate of Incorporation of the Holding Company was amended to, among other things, reclassify the Holding Company's capital stock. As a result, the Holding Company currently has 110,000,000 shares of authorized capital stock which is comprised of 100,000,000 shares of Common Stock, par value $.01 per share ("New Common Stock"), and 10,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the reclassification of the Holding Company's capital stock, each outstanding share of Common Stock-NJ was converted into one share of New Common Stock. As a result, all 2,086,839 shares of Common Stock-NJ were converted into New Common Stock.

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

The Certificate of Incorporation and By-Laws of the Holding Company include significant restrictions on the issuance and transfer of shares of New Common Stock. The Certificate of Incorporation of the Holding Company requires that only FHS and health care providers who enter into and maintain a provider agreement with a subsidiary of the Holding Company may purchase New Common Stock. Acute care institutions which enter into a provider agreement with a subsidiary of the Holding Company may purchase shares of New Common Stock directly or through an affiliate.

The Holding Company may, but is not obligated to, repurchase shares of New Common Stock from any shareholder whose provider agreement terminates for any reason or upon the occurrence of certain events, as described in the Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Certificate of Incorporation.


4.       Statutory Net Worth & Dividend Restrictions

FOHP-NJ is required by the DOI to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, FOHP-NJ is required to submit to the DOI a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. FOHP-NJ addressed this potential deficiency by submitting to the DOI in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. Although FOHP-NJ implemented the plan of action, as of March 31, 1997, FOHP-NJ was approximately $60.5 million below 125% of the minimum statutory net worth requirement, and approximately $56.2 million below 100% of the minimum statutory net worth requirement.

To raise the capital necessary for FOHP-NJ to remain in compliance with applicable statutory net worth requirements, on April 30, 1997, FOHP sold to FHS the Debentures in the aggregate principal amount of $51,701,120.38, pursuant to the Amended and Restated Securities Purchase Agreement, dated February 10, 1997, among FOHP, FOHP-NJ and FHS, as amended by the amendment thereto dated as of March 13, 1997 (referred to herein, as so amended, as the "Amended Securities Purchase Agreement"). The principal amount of the Debentures are convertible, at the option of FHS, into up to 71% of FOHP's capital stock on a fully-diluted basis.

To facilitate the sale of the Debentures to FHS, the DOI agreed to rescind the plan of action submitted by FOHP-NJ in April 1996, subject to the DOI's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by year end. In addition, the DOI has agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Debentures, provided that FHS guarantees, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ.

In the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements, FHS may, at its sole discretion, contribute additional capital to FOHP in accordance with the Amended Securities Purchase Agreement and a letter agreement (the "Letter Agreement") between FHS and FOHP which clarifies FHS's right to contribute additional capital to FOHP.

5.       Medical Expenses

Medical expenses include healthcare costs, medical management and reinsurance expense (net of recoveries). During 1996 medical management and reinsurance were classified as selling, general and administrative expenses. These expenses were restated accordingly for 1996.

6.       Management Agreement

In connection with FHS's purchase of the Debentures, FHS and FOHP entered into a General Administrative Services Management Agreement (the "Administrative Management Agreement"), pursuant to which FHS will oversee the management of FOHP and will assist FOHP's management in provider contracting, utilization review and quality assurance, employee relations, sales and marketing, and strategic planning, among other services. FOHP will pay FHS 2% of its premium revenue for the services provided by FHS under the Administrative Management Agreement.

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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of May 1, 1997, FOHP-NJ had entered into provider agreements with 51 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 10,000 physicians licensed to practice in New Jersey ("NJ Practitioners"), and approximately 75 other health care providers. The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of a provider agreement or any agreement with a subscriber are not affected by whether the provider or subscriber is, or is not, a shareholder of the Holding Company.

FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and FOHP-NJ are individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ health plans vary from institution to institution and are based on, among other things, the type of services provided by, and the location of, the NJ Acute Care Institution. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment and non-covered services.

NJ Practitioners are paid pursuant to a fee schedule established by FOHP-NJ and are prohibited from billing members of an FOHP-NJ health plan except for co-payments and non-covered services, if any. The fees paid to NJ Practitioners are based on a percentage of the fees payable under the fee schedule developed for Medicare. Co-payments, in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member.

Subscriber contracts are entered into with large employer groups (50 or more employees) and small employer groups (less than 50 employees). Such contracts are generally for a term of one year, but may be canceled by the employer group upon 30 days written notice. Under these contracts, FOHP-NJ has agreed to provide the employer groups with health coverage in return for a monthly premium. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of 50 or more employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Premium revenue generated from subscriber contracts is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

Results of Operations

For the three months ended March 31, 1997, and 1996

Premium Revenue. For the three-month period ended March 31, 1997, medical premium revenue totaled $84 million or $34 million more than the $50 million of medical premium revenue generated during the same period in 1996. Medical premium revenue generated by the Holding Company during the three-month period ended March 31, 1997 was substantially greater than the medical premium revenue generated by the Holding Company during the same period in 1996 due to the significant subscriber growth experienced since the end of the first quarter of 1996. Approximately 37% of medical premium revenue generated in the first quarter of 1997 and approximately 69% of medical premium revenue generated in the first quarter of 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial, medicare and medicaid products which are not marketed directly to employees of providers of FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the three-month period ended March 31, 1997 was $686 thousand compared to $1.5 million of other revenue for the same period of the prior year. This decrease is attributed to the sale of FMCO, formally a wholly-owned subsidiary of the Holding Company, in the last quarter of 1996. Interest income for the first quarter of 1997 was $608 thousand, a $270 thousand increase from $338 thousand generated in the first quarter of 1996. The increase in interest income was due to the larger cash reserves maintained by the Holding Company in the first quarter of 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the three-month period ended March 31, 1997 were $81.4 million or $37.9 million higher than expenses incurred for the same period in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three month period ended March 31, 1997 was 96.8% compared to 86.8% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans and changes in the mix of products offered by FOHP-NJ. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $13.3 million for the three-month period ended March 31, 1997, including a $1.7 million management fee payable to FHS, compared to $11.9 million incurred for the same period in 1996. The increase was principally due to continued resource committment to infrastructure, which is necessary to support enrollment growth.

Other Expenses. Depreciation and amortization expenses for the three-month period ended March 31, 1997 increased by $52 thousand from $189 thousand incurred during the same period in 1996. This increase was a result of the significant investment in capital equipment in the end of 1996 and the beginning of 1997.


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

FOHP-NJ is required by the DOI to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, FOHP-NJ is required to submit to the DOI a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. FOHP-NJ addressed this potential deficiency by submitting to the DOI in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. Although FOHP-NJ implemented the plan of action, as of March 31, 1997, FOHP-NJ was approximately $60.5 million below 125% of the minimum statutory net worth requirement, and approximately $56.2 million below 100% of the minimum statutory net worth requirement.

To raise the capital necessary for FOHP-NJ to remain in compliance with applicable statutory net worth requirements, on April 30, 1997, FOHP sold to FHS the Debentures in the aggregate principal amount of $51,701,120.38, pursuant to the Amended and Restated Securities Purchase Agreement. The principal amount of the Debentures are convertible, at the option of FHS, into up to 71% of FOHP's capital stock on a fully-diluted basis. At the closing of the purchase of the Debentures, FHS converted $1,701,120.38 of principal amount of Debentures into 168,109 shares of New Common Stock.

To facilitate the sale of the Debentures to FHS, the DOI agreed to rescind the plan of action submitted by FOHP-NJ in April 1996, subject to the DOI's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by year end. In addition, the DOI has agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Debentures, provided that FHS guarantees, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ.

In connection with the sale of the Debentures, FHS and FOHP entered into the Letter Agreement which clarifies FHS's right under the Amended Securities Purchase Agreement to infuse additional capital into FOHP in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the Letter Agreement, FHS may, at any time prior to December 31, 1997, at its own discretion, contribute up to $5,000,000 in additional capital to FOHP to be used in connection with certain anticipated liabilities and contribute up to such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements (or such higher percentage that may be required by the appropriate regulators) as of December 31, 1997. In the event that, in accordance with the terms of the Letter Agreement, FHS contributes additional capital to FOHP to meet a Net Capital Shortfall or projected Net Capital Shortfall, FHS will be issued additional convertible debentures in substantially the same form as the Debentures.

The Amended Securities Purchase Agreement also provides that if FOHP projects a Net Capital Shortfall and FHS does not advance funds to FOHP to satisfy such Net Capital Shortfall, FOHP may initiate a pro rata offering of its New Common Stock to all the then-current shareholders of FOHP to raise capital to satisfy the Net Capital Shortfall.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - See attached exhibit on following page regarding computation of earnings per share.
Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - For the three months ended March 31, 1997, the Holding Company filed no Current Reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      FOHP, Inc.
                    ---------------------------------------------------------
                                                     (Registrant)



 May 14, 1997       /s/  Donald Parisi
----------------    ---------------------------------------------------------
    Date                                             (Signature)**
                                                     Donald Parisi
                               Acting President and Chief Executive Officer





 May 14, 1997       /s/ Marc Stein
----------------    ---------------------------------------------------------
    Date                                             (Signature)**
                                                      Marc Stein
                                Principal Financial and Accounting Officer