Form 10-Q
period 1997-06-30
FOHP INC
filed 1997-08-14
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

For the quarterly period ended   June 30, 1997
                                 --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  ________________   to   __________________


Commission File Number:   0-25944
                          -------

                                   FOHP, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                       22-3314813
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (IRS Employer
 or organization)                                           Identification No.)

3501 State Highway 66, Neptune, New Jersey                             07754
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(732) 918 - 6700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

2 Bridge Avenue, Building 6, Red Bank, NJ 07701-1106
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes X      No
                      --------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                      ---------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, 2,254,948 shares outstanding as of August 11, 1997

                                    INDEX                              PAGE NO.




                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                          3

Condensed Consolidated Balance Sheets -
June 30, 1997 and December 31, 1996                                       3

Condensed Consolidated Statements of Operations
  For the periods January 1 to June 30, 1997 & 1996
  For the periods April 1 to June 30, 1997 & 1996                         4

Condensed Consolidated Statements of Shareholders'
Deficiency) Equity
  For the period January 1, 1996 to December 31, 1996
  For the period January 1, 1997 to June 30, 1997                          5

Condensed Consolidated Statements of Cash Flows
  For the periods January 1, 1997 to June 30, 1997 & 1996                  6

Notes to Condensed Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12


                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders           16

Item 6.     Exhibits and Reports on Form 8-K                              17

Signature Page                                                            18

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     June 30,          December 31,
                                                                                       1997                1996
                                                                               -----------------------------------------
                                                                                    (unaudited)          (audited)
Assets
Cash and cash equivalents                                                          $  88,726,727       $  36,664,911
Accounts receivable from owners/providers, net of allowance for retroactive
  terminations of $636,050 in 1997 and $1,600,000 in 1996                             10,819,717           8,206,471
Other accounts receivable, net of allowance for doubtful accounts of
  $183,729 in 1997 and $100,000 in 1996, and net of allowance for retroactive
  terminations of $1,156,102 and $0, respectively                                      2,874,774           3,666,887
Prepaid expenses                                                                         655,891             803,542
Other current assets                                                                           0           1,100,818
                                                                               -----------------------------------------
Total current assets                                                                 103,077,109          50,442,629

  Restricted Cash                                                                      1,299,713           1,265,449
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $1,840,588 and $1,338,474, respectively)                        1,698,346           1,884,558
  Other assets                                                                         1,752,564             659,581
                                                                               -----------------------------------------
Total Assets                                                                       $ 107,827,732       $  54,252,217
                                                                               =========================================


Liabilities and Shareholders' Deficiency
Current Liabilities:
  Medical claims payable to owners/providers                                       $  18,545,896       $  13,775,534
  Other medical claims payable                                                        75,341,455          55,370,457
  Accounts payable and accrued expenses                                                6,535,628           5,163,115
  Due to Foundation Health Systems, Inc.                                               1,224,423                   0
  Unearned premium revenue                                                               925,942           4,598,662
  Other current liabilities                                                               56,420           1,210,516
                                                                               -----------------------------------------
Total current liabilities                                                            102,629,764          80,118,284

Long-term debt - convertible debentures                                               50,000,000                --

                                                                               -----------------------------------------
Total Liabilities                                                                    152,629,764          80,118,284

Shareholders' Deficiency:
  Common Stock, $.01 par value, 2,254,948 shares issued and outstanding (1996
     Common Stock - NJ 2,100,173 shares issued and outstanding)                           22,550              21,002
  Additional paid-in capital                                                          32,348,061          30,648,489
  Accumulated deficit                                                                (77,172,643)        (56,535,558)
                                                                               -----------------------------------------
Total shareholders' deficiency                                                       (44,802,032)        (25,866,067)
                                                                               -----------------------------------------
Total liabilities and shareholders' deficiency                                     $ 107,827,732       $  54,252,217
                                                                               =========================================



                             See accompanying notes

                           FOHP, INC. & SUBSIDIARIES
          (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                       Six Months Ended
                                                                  June 30,                                 June 30,
                                                          1997                  1996              1997                 1996
                                                      -------------       -------------       -------------       -------------
                                                       (unaudited)         (unaudited)         (unaudited)         (unaudited)
Revenue:
  Premiums from owners/providers                      $  30,061,855       $  33,627,616       $  60,987,811       $  67,978,469
  Other premium revenue                                  62,640,050          21,182,170         115,758,655          36,892,839
  Other, principally administrative service fees            221,982           2,374,189             908,251           3,881,484
  Interest income                                         1,082,268             413,265           1,690,139             751,179
                                                      -------------       -------------       -------------       -------------
Total revenue                                            94,006,155          57,597,240         179,344,856         109,503,971
                                                      -------------       -------------       -------------       -------------


Expenses:
  Medical expenses to owners/providers                   23,966,704          14,086,000          45,991,933          26,320,187
  Other medical expenses                                 63,632,941          37,196,093         122,995,354          68,441,319
  Selling, general and administrative                    15,465,018          13,878,599          28,735,801          25,078,321
  Depreciation and amortization                             349,279             227,015             590,270             416,223
  Interest                                                  530,893               1,436             532,450               3,329
  Restructuring costs                                     1,134,097                  --           1,134,097                  --
                                                      -------------       -------------       -------------       -------------
Total expenses                                          105,078,932          65,389,143         199,979,905         120,259,379
                                                      -------------       -------------       -------------       -------------
Net loss before provision for income taxes              (11,072,777)         (7,791,903)        (20,635,049)        (10,755,408)

Provision for state income taxes                                600                 300               2,036                 815
                                                      -------------       -------------       -------------       -------------

Net loss                                              $ (11,073,377)      $  (7,792,203)      $ (20,637,085)      $ (10,756,223)
                                                      =============       =============       =============       =============

Net loss per common share                             $       (5.04)      $       (3.71)      $       (9.61)      $       (5.12)
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


                                                              Common Stock                                                Total
                                                              ------------             Additional                      Shareholders
                                                                           Par           Paid-In       Accumulated     (Deficiency)
                                                          Shares          Value           Capital        Deficit          Equity
                                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1995                              2,100,173    $     21,002    $ 30,648,489    $(25,790,452)   $  4,879,039

Net loss for the period January 1, 1996 to
     December 31, 1996                                                                                  (30,745,106)    (30,745,106)
                                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1996                              2,100,173          21,002      30,648,489     (56,535,558)    (25,866,067)

Net loss for the period January 1, 1997 to
     June  30, 1997                                                                                     (20,637,085)    (20,637,085)
Retirement of Common Stock - NJ                             (13,334)           (133)            133                               0
Conversion of portion of convertible debentures into
     shares of FOHP, Inc. Common Stock                      168,109           1,681       1,699,439                       1,701,120
Reclassification of Common Stock - NJ to Common
     Stock:
        Common Stock - NJ                                (2,086,839)        (20,869)                                        (20,869)
        Common Stock                                      2,086,839          20,869                                          20,869
                                                       ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1997 (unaudited)                      2,254,948    $     22,550    $ 32,348,061    $(77,172,643)   $(44,802,032)
                                                       ============    ============    ============    ============    ============


                             See accompanying notes
                                       5

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the period    For the period
                                                                 January 1, 1997  January 1, 1996
                                                                to June 30, 1997  to June 30, 1996
                                                                  ------------       ------------
                                                                   (unaudited)        (unaudited)
Cash flows from operating activities
Net loss                                                          $(20,637,085)      $(10,756,223)
Adjustments to reconcile net loss to cash flows provided by
  (used in) operating activities:
     Depreciation and amortization                                     590,270            416,223
     Provision for accounts receivable bad debts/retroactive
          terminations                                                 275,881           (156,856)
     Changes in operating assets and liabilities:
     Increase in accounts receivable from owners/providers          (1,649,296)        (1,301,124)
     (Increase) decrease in other accounts receivable                 (447,718)         1,123,964
     Decrease in prepaid expenses                                      147,651            131,180
     Decrease in other current assets                                1,100,818                  0
     Increase in restricted cash                                       (34,264)           (31,864)
     Decrease in other assets                                            7,130             58,275
     Increase in medical claims payable                             24,741,360         17,716,421
     Increase in accounts payable and accrued expenses               1,372,513          2,725,259
     Increase in Due to Foundation Health Systems, Inc.              1,224,423                  0
     (Decrease) increase in unearned premium revenue                (3,672,720)           198,853
     (Decrease) increase in other current liabilities               (1,154,096)           430,180
                                                                  ------------       ------------
Net cash flows provided by operating activities                      1,864,867         10,554,288


Cash flows from investing activities
Purchases of furniture and equipment                                  (315,902)          (861,377)
                                                                  ------------       ------------
Net cash used in investing activities                                 (315,902)          (861,377)

Cash flows from financing activities
Issuance of convertible debentures                                  51,701,120                  0
Payment of debt issue costs                                         (1,188,269)                 0
                                                                  ------------       ------------
Net cash provided by financing activities                           50,512,851                  0


Net increase in cash and cash equivalents
 at the end of the period                                           52,061,816          9,692,911
Cash and cash equivalents at the beginning of the period            36,664,911         23,882,286
                                                                  ============       ============
Cash and cash equivalents at the end of the period                $ 88,726,727       $ 33,575,197
                                                                  ============       ============


Interest paid for the period                                      $     11,567       $      3,329
                                                                  ============       ============

State income taxes paid for the period                            $      1,836       $      1,090
                                                                  ============       ============


Supplemental Schedule of Noncash Investing and Financing Activities:
     Conversion of convertible subordinated surplus debentures to 168,109 shares of
     common stock                                                                    $  1,701,120
                                                                                     ============

                             See accompanying notes
                                       6

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997


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

The financial information for the three and six month periods ended June 30, 1997 and June 30, 1996 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.


2.   Basis of Presentation and Significant Accounting Policies

The Holding Company has incurred a loss of $20,637,085 for the six month period ended June 30, 1997 and has an accumulated deficit of $77,172,643 as of June 30, 1997. In order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1997 statutory net worth requirements pursuant to its

COA granted by the Departments, the Holding Company must generate sufficient operating profits and/or obtain one or more capital infusions. See
Note 4.

In connection with FOHP-NJ's plan to remedy the statutory net worth deficiency, the Board of Directors of the Holding Company approved an investment by Foundation Health Systems, Inc., a Delaware corporation formerly known as Health Systems International, Inc. ("FHS"), of approximately $51.7 million into the Holding Company. The shareholders of the Holding Company approved the investment on April 16, 1997 and the investment was made and related transactions were consummated on April 30, 1997. In exchange for FHS investment, FHS received $51,701,120.38 of principal amount of convertible debentures (the "Debentures") which are convertible into 71% of the Holding Company's outstanding equity, on a fully diluted basis. See Note 8. FHS has the right to acquire the remaining shares of the Holding Company's outstanding equity through December 31, 1999 by tender offer or merger. At the closing of the purchase of the Debentures, FHS converted $1,701,120.38 of principal amount of Debentures into 168,109 shares of the Holding Company's New Common Stock (as hereinafter defined).

These consolidated financial statements have been prepared assuming the Holding Company will continue as a going concern and do not include any adjustments that might result from the opposite outcome.

The statement of operations and statement of cash flows for 1996 include the results of the wholly-owned subsidiary, FMCO, which was sold on December 31, 1996. On a consolidated basis, the revenue and operating results of FMCO were not a significant part of the Holding Company's revenue and operating results.

The following are significant accounting policies of the Holding Company:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. Cash and cash equivalents include money market funds and US Treasury Bills. Fair market values, as determined through quoted market prices, of the cash equivalents approximate carrying value. Cash and cash equivalents were on deposit with two commercial banks.

     Accounts Receivable. Accounts receivable are reported at estimated net realizable value including provisions for retroactive terminations and uncollectible amounts.

     Restricted Cash. FOHP-NJ is required to maintain, at a minimum, $1,000,000 on deposit with the New Jersey Department of Banking and Insurance (the "DOI").

     Debt Issue Costs. Costs related to the Debentures have been capitalized and recorded as other assets. Amortization is provided on a straight-line basis through December 31, 1999, the period through which FHS has the right to acquire the remaining shares of the Holding Company's outstanding equity.

     Medical Expenses. Medical expenses include healthcare costs, medical management costs and reinsurance expense (net of recoveries). During 1996 medical management costs and reinsurance were classified as selling, general and administrative expenses. These expenses were restated accordingly for 1996.

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

         Per Share Data. Per share data are based on the weighted average number of shares of all classes of Common Stock outstanding during the comparative three and six month periods ended June 30 (2,100,173 in 1996, 2,198,912 in 1997 and 2,100,173 in 1996, 2,147,320 in 1997, respectively).


3.   Common Stock

Prior to the April 30, 1997 investment by FHS, the authorized capital stock of the Holding Company totaled 100 million shares and was comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock. During 1995, the Holding Company issued 2,100,173 shares of Common Stock-NJ. There were no additional shares of Common Stock-NJ issued during 1996. In March 1997, the Holding Company redeemed 13,334 shares of Common Stock-NJ from an NJ Acute Care Institution (as hereinafter defined) which had not complied with the enrollment provisions of the Holding Company's Certificate Incorporation applicable to it.

In connection with the April 30, 1997 investment by FHS, the Certificate of Incorporation of the Holding Company was amended to, among other things, reclassify the Holding Company's capital stock. As a result, the Holding Company currently has 110,000,000 shares of authorized capital stock, which is comprised of 100,000,000 shares of Common Stock, par value $.01 per share ("New Common Stock"), and 10,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the reclassification of the Holding Company's capital stock, each outstanding share of Common Stock-NJ was converted into one share of New Common Stock. As a result, all 2,086,839 shares of Common Stock-NJ were converted into New Common Stock.

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

The Certificate of Incorporation and By-Laws of the Holding Company include significant restrictions on the issuance and transfer of shares of New Common Stock. The Certificate of Incorporation of the Holding Company provides that only FHS and health care providers who enter into and maintain a provider agreement with a subsidiary of the Holding Company may purchase New Common Stock. Acute care institutions which enter into a provider agreement with a subsidiary of the Holding Company may purchase shares of New Common Stock directly or through an affiliate.

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


4.   Statutory Net Worth & Dividend Restrictions

FOHP-NJ is required by the Departments to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, FOHP-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. FOHP-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. As part of the plan of action, on April 30, 1997, the Holding Company sold to FHS the Debentures in the aggregate principal amount of $51,701,120.38, pursuant to the Amended and Restated Securities Purchase Agreement, dated February 10, 1997, among FOHP, FOHP-NJ and FHS, as amended by the amendment thereto dated as of March 13, 1997 (referred to herein, as so amended, as the "Amended Securities Purchase Agreement"). The principal amount of the Debentures are convertible, at the option of FHS, into 71% of FOHP's capital stock on a fully-diluted basis. See Note 8.

To facilitate the sale of the Debentures to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Debentures, provided that FHS guarantees, in form satisfactory to the Commissioner of the Department of Banking and Insurance, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. As of June 30, 1997, FOHP-NJ was approximately $18.6 million below 100% of the minimum statutory net worth requirement.

In the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements at December 31, 1997 or thereafter, FHS may, at its sole discretion, contribute additional capital to FOHP in accordance with the Amended Securities Purchase Agreement and a letter agreement (the "Letter Agreement") between FHS and FOHP which clarifies FHS's right to contribute additional capital to FOHP.

5.   Management Agreement

In connection with FHS's purchase of the Debentures, FHS and FOHP entered into a General Administrative Services Management Agreement (the "Administrative Management Agreement"), pursuant to which FHS will oversee the management of FOHP and will assist FOHP's management in provider contracting, utilization review and quality assurance, employee relations, sales and marketing, strategic planning, information operating systems, and actuarial and underwriting, among other services. FOHP will pay FHS 2% of its total revenue (exclusive of interest income) for the services provided by FHS under the Administrative Management Agreement.

6.   Related Party Transactions - FHS

The balance sheet includes $1,224,423 due to FHS. This balance primarily represents the accrued interest owed to FHS for May and June and June's management fee. The long-term debt of $50 million represents the Debentures FHS purchased on April 30, 1997. The interest expense for the three months ended June 30, 1997 includes interest of $503,459 related to the Debentures.

7.   Restructuring Costs

During the second quarter of 1997, the Holding Company estimated and recorded a restructuring charge of $1,134,097 in connection with the FHS investment. The plan of restructuring includes costs of work force reductions and the buyout of leases no longer required as it is anticipated that pursuant to the Administrative Management Agreement FHS will assume the functions currently performed by the Information Services, Billing and Enrollment and Claims staffs of FOHP. It is anticipated that these functions will transfer to FHS by December 31, 1997.

8.   Long-term Debt

On April 30, 1997, FHS invested approximately $51.7 million into the Holding Company. It purchased Debentures in the principal amount of $51,701,120.38. The Debentures mature April 30, 2002 and carry an annual interest rate equal to the rate charged to FHS under its credit facility (the "BA Facility") issued by a consortium of commercial banks led by Bank of America, National Trust & Savings Association or such credit facility as is used to refinance the BA Facility. This rate is subject to adjustment at the beginning of each calendar quarter. During the second quarter 1997, this rate was 6.025%. The Debentures are convertible at any time on or before the maturity date, at the option of FHS, into such number of shares of New Common Stock which is equal to 71 percent of the total equity of the Holding Company on a fully-diluted basis. At the closing of the purchase of the Debentures, FHS converted $1,701,120.38 of principal amount of Debentures into 168,109 shares of New Common Stock.

The obligation of the Holding Company to repay the principal amount and accrued interest under these Debentures shall be subordinated to all other indebtedness of the Holding Company and its subsidiaries. No payments of interest or principal can be made without prior approval of the Departments. The second quarter 1997 interest has not yet been paid since the approval has not yet been received from the Departments. Thus, the interest is considered in default and is now included in the principal amount of the Debentures which increases the number of shares of the Holding Company's New Common Stock that FHS may acquire upon conversion of the Debentures to a number which is greater than 71 percent of the total equity of the Holding Company on a fully-diluted basis. Any subsequent interest payments which are not paid by the Holding Company and are considered in default and added to the principal amount of the Debentures will similarly increase the percentage of the total equity of the Holding Company which FHS may acquire upon conversion of the Debentures.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation



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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of August 13, 1997, FOHP-NJ had entered into provider agreements with 62 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 11,000 physicians licensed to practice in New Jersey ("NJ Practitioners"), and approximately 75 other health care providers. The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of a provider agreement or any agreement with a subscriber are not affected by whether the provider or subscriber is, or is not, a shareholder of the Holding Company.

FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ health plans vary from institution to institution and are based on, among other things, the type of services provided by, and the location of, the NJ Acute Care Institution. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of an FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment, and non-covered services.

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

Subscriber contracts are entered into with large employer groups (more than 50 employees) and small employer groups (50 employees or less). Such contracts are generally for a term of one year, but may be canceled by the employer group upon 30 days written notice. Under these contracts, FOHP-NJ has agreed to provide the employer groups with health coverage in return for a monthly premium. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of more than 50 employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Premium revenue generated from subscriber contracts is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

Results of Operations

For the three months ended June 30, 1997, and 1996

Premium Revenue. For the three-month period ended June 30, 1997, medical premium revenue totaled $93 million or $38 million more than the $55 million of medical premium revenue generated during the same period in 1996. Medical premium revenue generated by the Holding Company during the three-month period ended June 30, 1997 was substantially greater than the medical premium revenue generated by the Holding Company during the same period in 1996 due to the significant subscriber growth experienced since the end of the second quarter of 1996. Approximately 33% of medical premium revenue generated in the second quarter of 1997 and approximately 62% of medical premium revenue generated in the second quarter of 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial, medicare and medicaid products which are not marketed directly to employees of providers of FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the three-month period ended June 30, 1997 was $222 thousand compared to $2.4 million of other revenue for the same period of the prior year. This decrease is attributed to the sale of FMCO, formally a wholly-owned subsidiary of the Holding Company, in the last quarter of 1996. Interest income for the second quarter of 1997 was $1.1 million, a $700 thousand increase from the $413 thousand generated in the second quarter of 1996. The increase in interest income was due to the larger cash reserves related to the investment by FHS on April 30, 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the three-month period ended June 30, 1997 were $87.6 million or $36.4 million higher than expenses incurred for the same period in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three month period ended June 30, 1997 was 94.4% compared to 93.5% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans and changes in the mix of products offered by FOHP-NJ. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $15.5 million for the three-month period ended June 30, 1997, including a $1.8 million management fee payable to FHS, compared to $13.9 million incurred for the same period in 1996.

Other Expenses. Depreciation and amortization expenses for the three-month period ended June 30, 1997 increased by $122 thousand from the $227 thousand incurred during the same period in 1996. This increase was mostly the result of the Debenture costs being amortized in 1997 (approximately $90,000).

Restructuring Costs. During the second quarter of 1997, the Holding Company estimated and recorded a restructuring charge of $1.1 million in connection with the FHS investment. The plan of restructuring includes costs of work force reductions and the buyout of leases no longer required as it is anticipated that pursuant to the Administrative Management Agreement FHS will assume the functions currently performed by the Information Services, Billing and Enrollment and Claims staffs of FOHP. It is anticipated that these functions will transfer to FHS by December 31, 1997. There are several major components of the plan that need to be finalized and an additional charge will be recorded in the third quarter of 1997.

For the six months ended June 30, 1997, and 1996

Premium Revenue. For the six-month period ended June 30, 1997, medical premium revenue totaled $177 million or $72 million more than the $105 million of medical premium revenue generated during the same period in 1996. Medical premium revenue generated by the Holding Company during the six-month period ended June 30, 1997 was substantially greater than the medical premium revenue generated by the Holding Company during the same period in 1996 due to the significant subscriber growth experienced since the end of the second quarter of 1996. Approximately 35% of medical premium revenue generated in the first six months of 1997 and approximately 65% of medical premium revenue generated in the first six months of 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial, medicare and medicaid products which are not marketed directly to employees of providers of FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the six-month period ended June 30, 1997 was $908 thousand compared to $3.9 million of other revenue for the same period of the prior year. This decrease is attributed to the sale of FMCO, formally a wholly-owned subsidiary of the Holding Company, in the last quarter of 1996. Interest income for the first six months of 1997 was $1.7 million, a $900 thousand increase from the $751 thousand generated in the first six months of 1996. The increase in interest income was due to the larger cash reserves related to the investment by FHS on April 30, 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the six-month period ended June 30, 1997 were $169 million or $74.2 million higher than expenses incurred for the same period in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the six month period ended June 30, 1997 was 95% compared to 90% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans and changes in the mix of products offered by FOHP-NJ. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $28.8 million for the six-month period ended June 30, 1997, including a $3.5 million management fee payable to FHS, compared to $25.1 million incurred for the same period in 1996.

Other Expenses. Depreciation and amortization expenses for the six-month period ended June 30, 1997 increased by $174 thousand from the $416 thousand incurred during the same period in 1996. This increase was mostly the result of the Debenture costs being amortized in 1997 (approximately $90,000).

Restructuring Costs. During the first six months of 1997, the Holding Company estimated and recorded a restructuring charge of $1.1 million in connection with the FHS investment. The plan of restructuring includes costs of work force reductions and the buyout of leases no longer required as it is anticipated that pursuant to the Administrative Management Agreement FHS will assume the functions currently performed by the Information Services, Billing and Enrollment and Claims staffs of FOHP. It is anticipated that these functions will transfer to FHS by December 31, 1997. There are several major components of the plan that need to be finalized and an additional charge will be recorded in the third quarter of 1997.

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

FOHP-NJ is required by the Departments to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, FOHP-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. FOHP-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency.

As part of the plan of action, on April 30, 1997, FOHP sold to FHS the Debentures in the aggregate principal amount of $51,701,120.38, pursuant to the Amended Securities Purchase Agreement. The principal amount of the Debentures are convertible, at the option of FHS, into 71 percent of FOHP's capital stock on a fully-diluted basis. See Notes to Consolidated Financial Statements - Note
8. At the closing of the purchase of the Debentures, FHS converted $1,701,120.38 of principal amount of Debentures into 168,109 shares of New Common Stock.

To facilitate the sale of the Debentures to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Debentures, provided that FHS guarantees, in form satisfactory to the Commissioner of the Department of Banking and Insurance, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. As of June 30, 1997, FOHP-NJ was approximately $18.6 million below 100% of the minimum statutory net worth requirement.

In connection with the sale of the Debentures, FHS and FOHP entered into the Letter Agreement which clarifies FHS's right under the Amended Securities Purchase Agreement to infuse additional capital into FOHP in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the Letter Agreement, FHS may, at any time prior to December 31, 1997, at its own discretion, contribute up to $5,000,000 in additional capital to FOHP to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements as of December 31, 1997. In the event that, in accordance with the terms of the Letter Agreement, FHS contributes additional capital to FOHP to meet a Net Capital Shortfall or projected Net Capital Shortfall, FHS will be issued additional convertible debentures in substantially the same form as the Debentures.

The Amended Securities Purchase Agreement also provides that if FOHP projects a Net Capital Shortfall and FHS does not advance funds to FOHP to satisfy such Net Capital Shortfall, FOHP may initiate a pro rata offering of its New Common Stock to all the then-current shareholders of FOHP to raise capital to satisfy the Net Capital Shortfall.

Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures". It is estimated that this deposit covering two months of incurred health expenditures will be approximately $50 million. The Departments require one-fourth of the deposit by September 30, 1997. The remainder of the deposit must be submitted by January 2, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Shareholders of FOHP (the "Annual Meeting") was held on April 16, 1997. At the Annual Meeting, the shareholders approved the following matters: (i) the sale of Debentures to FHS (for: 1,680,561 shares, against: 20,651 shares, abstain: 6,200 shares and withheld: 0 shares); (ii) certain amendments to the Certificate of Incorporation of FOHP relating to changes in the classes of securities authorized for issuance by FOHP (for:
1,679,461 shares, against: 20,951 shares, abstain: 7,700 shares, and withheld: 0 shares); (iii) certain amendments to the Certificate of Incorporation of FOHP relating to changes in the rights of shareholders of FOHP (for: 1,678,061 shares, against: 22,151 shares, abstain: 7,900 shares and withheld: 0 shares); and (iv) certain amendments to the Certificate of Incorporation and By-laws of FOHP and FOHP-NJ relating to the Board of Directors of FOHP and FOHP-NJ and changes in the composition thereof (for: 1,654,894 shares, against: 28,951 shares, abstain: 24,267 shares and withheld: 0 shares).

Further, at the Annual Meeting, the shareholders elected Roger W. Birnbaum
(for: 1,523,310 shares, against: 0 shares, abstain: 0 shares and withheld:
184,802 shares), Dr. John F. Bonamo (for: 1,522,643 shares, against: 0 shares, abstain: 0 shares and withheld: 185,469 shares), Sister Jane Frances Brady (for:
1,522,910 shares, against: 0 shares, abstain: 0 shares and withheld: 185,202 shares), Bruce G. Coe (for: 1,523,210 shares, against: 0 shares, abstain: 0 shares and withheld: 184,902 shares), John Gantner (for: 1,523,210 shares, against: 0 shares, abstain: 0 shares and withheld: 184,902 shares) and Laurence
M. Merlis (for: 1,519,810 shares, against: 0 shares, abstain: 0 shares and withheld: 188,302 shares) to the FOHP Board of Directors. In addition each of Christopher Dadlez (for: 1,512,410, against: 0 shares, abstain: 0 shares and withheld: 195,702 shares), Dr. Mark Engel (for: 1,522,210, against: 0 shares, abstain 0 shares and withheld: 185,902 shares), Dr. Thomas J. Feneran (for:
1,523,310 shares, against: 0 shares, abstain: 0 shares and withheld: 184,802 shares) and Dr. Om P. Sawhney (for: 1,522,893, against: 0 shares, abstain: 0 shares and withheld: 185,219 shares) were re-elected as members of the FOHP Board of Directors at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K


Exhibit 11 - See attached exhibit on following page regarding computation of earnings per share.
Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - For the three months ended June 30, 1997, the Holding Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported April 30, 1997 with respect to (i) the investment by FHS into the Holding Company in exchange for the Debentures and (ii) the matters approved by the shareholders of the Holding Company, including the sale of the Debentures to FHS, at the Annual Meeting.

Form 8-K (Item 5. Other Events), date of earliest event reported May 19, 1997 with respect to the appointment of Roger W. Birnbaum as President and Chief Executive Officer of FOHP and the election of Douglas C. Werner and B. Curtis Westen to the Board of Directors of FOHP.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      FOHP, Inc.
                                     ------------------------------------------
                                                    (Registrant)



             August 14, 1997         /s/  Roger Birnbaum
             ---------------         ------------------------------------------
                 Date                         (Signature)**
                                              Roger Birnbaum
                                     President and Chief Executive Officer





             August 14, 1997         /s/ Marc Stein
             ---------------         ------------------------------------------
                 Date                           (Signature)**
                                                 Marc Stein
                                     Principal Financial and Accounting Officer