Form 10-Q
period 1997-09-30
FOHP INC
filed 1997-11-14
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarterly period ended  September 30, 1997
                                ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to  ________________

Commission File Number:   0-25944
                          -------

                                   FOHP, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                      22-3314813
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

3501 State Highway 66, Neptune, New Jersey                         07754
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.       Yes |X|   No  ___.


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes |X|   No  ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, 2,254,948 shares outstanding as of November 10, 1997

                                  INDEX

                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                               3

Condensed Consolidated Balance Sheets -
September 30, 1997 and December 31, 1996                                   3

Condensed Consolidated Statements of Operations                            4
  For the periods January 1 to September 30, 1997 & 1996
  For the periods July 1 to September 30, 1997 & 1996

Condensed Consolidated Statements of
Shareholders' (Deficiency) Equity                                          5
  For the period January 1, 1996 to December 31, 1996
  For the period January 1, 1997 to September 30, 1997

Condensed Consolidated Statements of Cash Flows                            6
  For the periods January 1, to September 30, 1997 & 1996

Notes to Condensed Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of
        Financial Condition
        and Results of Operations                                         12


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  16

Signature Page                                                            17

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     September 30,          December 31,
                                                                                          1997                  1996
                                                                                     -------------         -------------
                                                                                      (unaudited)              (audited)
Assets
Cash and cash equivalents                                                            $  27,804,585         $  36,664,911
Accounts receivable from owners/ providers, net of allowance for retroactive
  terminations of $558,759 in 1997 and $1,600,000 in 1996                                9,195,482             8,206,471
Other accounts receivable, net of allowance for doubtful accounts of
  $186,179 in 1997 and $100,000 in 1996, and net of allowance for retroactive
  terminations of $1,218,070 and $0, respectively                                        3,503,754             3,666,887
Prepaid expenses                                                                           704,256               803,542
Other current assets                                                                             0             1,100,818
                                                                                     -------------         -------------
Total current assets                                                                    41,208,077            50,442,629

  Restricted Cash                                                                       13,664,020             1,265,449
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $2,120,954 and $1,338,474, respectively)                          2,372,802             1,884,558
  Other assets                                                                           1,652,101               659,581
                                                                                     =============         =============
Total Assets                                                                         $  58,897,000         $  54,252,217
                                                                                     =============         =============


Liabilities and Shareholders' Deficiency
Current Liabilities:
  Medical claims payable to owners/providers                                         $  25,409,370         $  13,775,534
  Other medical claims payable                                                          47,251,046            55,370,457
  Accounts payable                                                                         681,905
                                                                                                                 634,511
  Accrued expenses                                                                       6,034,781             4,528,604
  Due to Foundation Health Systems, Inc                                                  1,830,830                     0
  Unearned premium revenue                                                               1,198,440             4,598,662
  Other current liabilities                                                                 32,237             1,210,516
                                                                                     -------------         -------------
Total current liabilities                                                               82,438,609            80,118,284

Long-term debt - convertible debentures                                                 50,503,459                  --
                                                                                     -------------         -------------


Total Liabilities                                                                      132,942,068            80,118,284

Shareholders' Deficiency:
  Common Stock, $.01 par value, 2,254,948 shares issued and outstanding (1996
     Common Stock - NJ 2,100,173 shares issued
      and outstanding)                                                                      22,550
                                                                                                                  21,002
  Additional paid-in capital                                                            32,348,061            30,648,489
  Accumulated deficit                                                                 (106,415,679)          (56,535,558)
                                                                                     -------------         -------------
Total shareholders' deficiency                                                         (74,045,068)          (25,866,067)
                                                                                     -------------         -------------
Total liabilities and shareholders' deficiency                                       $  58,897,000         $  54,252,217
                                                                                     =============         =============

                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                        1997               1996             1997            1996
                                                    -------------     -------------     -------------     -------------
                                                     (unaudited)        (unaudited)      (unaudited)       (unaudited)
Revenue:
  Premiums from owners/providers                    $  36,793,341     $  33,002,584     $  97,781,152     $ 100,981,053
  Other premium revenue                                60,943,037        33,979,097       176,701,692        70,871,936
  Other, principally administrative service fees          888,817         1,946,321         1,797,068         5,827,805
  Interest income                                       1,200,923           539,411         2,891,062         1,290,590
                                                    -------------     -------------     -------------     -------------
Total revenue                                          99,826,118        69,467,413       279,170,974       178,971,384
                                                    -------------     -------------     -------------     -------------


Expenses:
  Medical expenses to owners/providers                 32,646,831        17,062,365        78,638,764        43,382,552
  Other medical expenses                               81,753,021        43,847,085       204,748,375       112,288,404
  Selling, general and administrative                  13,475,649        11,397,979        42,211,450        36,476,300
  Depreciation and amortization                           410,408           242,630         1,000,678           658,853
  Interest                                                783,142             2,899         1,315,592             6,228
  Restructuring cost                                         --                --           1,134,097              --
                                                    -------------     -------------     -------------     -------------
Total expenses                                        129,069,051        72,552,958       329,048,956       192,812,337
                                                    -------------     -------------     -------------     -------------
Net loss before provision for income taxes            (29,242,933)       (3,085,545)      (49,877,982)      (13,840,953)
Provision for state income taxes                              103              --               2,139               815
                                                    -------------     -------------     -------------     -------------
Net loss                                            $ (29,243,036)    $  (3,085,545)    $ (49,880,121)    $ (13,841,768)
                                                    =============     =============     =============     =============
Net loss per common share                           $      (12.97)    $       (1.47)    $      (22.85)    $       (6.59)
                                                    =============     =============     =============     =============

                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY



                                                           Common Stock                                                   Total
                                                  ------------------------------     Additional                        Shareholders
                                                                        Par            Paid-In        Accumulated      (Deficiency)
                                                      Shares           Value           Capital          Deficit           Equity
                                                  -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1995                          2,100,173    $      21,002    $  30,648,489    $ (25,790,452)   $   4,879,039

Net loss for the period January 1, 1996 to
     December 31, 1996                                                                                 (30,745,106)     (30,745,106)
                                                  -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1996                          2,100,173           21,002       30,648,489      (56,535,558)     (25,866,067)

Net loss for the period January 1, 1997 to
     September 30, 1997                                                                                (49,880,121)     (49,880,121)
Retirement of Common Stock - NJ                         (13,334)            (133)             133                                 0
Conversion of debentures into shares of
     FOHP, Inc. Common Stock                            168,109            1,681        1,699,439                         1,701,120
Reclassification of Common Stock - NJ to Common
     Stock:
        Common Stock - NJ                            (2,086,839)         (20,869)                                           (20,869)
        Common Stock                                  2,086,839           20,869                                             20,869
                                                  -------------    -------------    -------------    -------------    -------------
Balance at September 30, 1997 (unaudited)             2,254,948    $      22,550    $  32,348,061    $(106,415,679)   $ (74,045,068)
                                                  =============    =============    =============    =============    =============

                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           For the period       For the period
                                                                           January 1, 1997      January 1, 1996
                                                                            to September          to September
                                                                              30, 1997              30, 1996
                                                                             ------------         ------------
                                                                              (unaudited)          (unaudited)
Cash flows from operating activities
Net loss                                                                     $(49,880,121)        $(13,841,768)
Adjustments to reconcile net loss to cash flows provided by
  (used in) operating activities:
     Depreciation and amortization                                              1,000,678              658,853
     Provision for accounts receivable bad debts/retroactive
          terminations                                                            263,008              317,597
     Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable from owners/providers              52,230           (3,709,504)
     (Increase) decrease in other accounts receivable                          (1,141,116)             990,214
     Decrease (increase) in prepaid expenses                                       99,286             (271,806)
     Decrease in other current assets                                           1,100,818                    0
     Increase in restricted cash                                              (12,398,571)             (26,466)
     Increase in other assets                                                     (18,283)            (307,996)
     Increase in medical claims payable                                         3,514,425           28,877,207
     Increase in accounts payable                                                  47,394            1,049,555
     Increase in accrued expenses                                               2,009,636              785,614
     Increase in amount due to Foundation Health Systems, Inc                   1,830,830                    0
     (Decrease) increase in unearned premium revenue                           (3,400,222)             775,131
     (Decrease) increase in other current liabilities                          (1,178,279)             414,954
                                                                             ------------         ------------
Net cash flows (used in) provided by operating activities                     (58,098,287)          15,711,585


Cash flows from investing activities
Purchases of furniture and equipment                                           (1,270,724)          (1,060,990)
                                                                             ------------         ------------
Net cash used in investing activities                                          (1,270,724)          (1,060,990)

Cash flows from financing activities
Issuance of convertible debentures                                             51,701,120                    0
Payment of debt issue costs                                                    (1,192,435)                   0
                                                                             ------------         ------------
Net cash provided by financing activities                                      50,508,685                    0



Net (decrease) increase in cash and cash equivalents
 at the end of the period                                                      (8,860,326)          14,650,595
Cash and cash equivalents at the beginning of the period                       36,664,911           23,882,286
                                                                             ------------         ------------
Cash and cash equivalents at the end of the period                           $ 27,804,585         $ 38,532,881
                                                                             ============         ============


Interest paid for the period                                                 $     43,696         $      6,228
                                                                             ============         ============

State income taxes paid for the period                                       $      1,939         $      1,198
                                                                             ============         ============


Supplemental Schedule of Noncash Investing and Financing Activities:
     Conversion of debentures to 168,109 shares of
     common stock                                                            $  1,701,120

     Conversion of defaulted interest to debenture principal                 $    503,459


                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997


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

The Holding Company serves as the holding company for its wholly-owned subsidiaries. The Holding Company's principal operating subsidiary is FOHP-NJ. FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Holding Company include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc. ("FOHP-PA"), a Pennsylvania corporation, First Option Health Plan of Maryland, Inc., a Maryland corporation, First Option Health Plan of Delaware, Inc., a Delaware corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995, and First Option Dental, Inc. formed in 1996. These other subsidiaries have not commenced operations. Each of FOHP-NY and FOHP-PA has filed an application for a COA to operate as an HMO in its state of incorporation.

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

The financial information for the three and nine month periods ended September 30, 1997 and September 30, 1996 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Holding Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.


2.   Basis of Presentation and Significant Accounting Policies

The Holding Company has incurred a loss of $49,880,121 for the nine month period ended September 30, 1997 and has an accumulated deficit of $106,415,679 as of September 30, 1997. In order for the Holding Company's principal operating subsidiary FOHP-NJ to meet its 1997 statutory net worth requirements pursuant to its COA granted by the Departments, the Holding Company must generate sufficient operating profits and/or obtain one or more capital infusions. See Note 4.

In connection with FOHP-NJ's plan to remedy the statutory net worth deficiency, the Board of Directors of the Holding Company approved an investment by Foundation Health Systems, Inc., a Delaware corporation formerly known as Health Systems International, Inc. ("FHS"), of approximately $51.7 million into the Holding Company. The shareholders of the Holding Company approved the investment on April 16, 1997 and the investment was made and related transactions were consummated on April 30, 1997. In exchange for FHS' investment, FHS received $51,701,120.38 of principal amount of convertible debentures (the "Debentures") which are convertible into 71% of the Holding Company's outstanding equity, on a fully diluted basis. See Note 8. Pursuant to a contractual arrangement, FHS may acquire the remaining shares of the Holding Company's outstanding equity during the year 1999. Prior to 1999, FHS may only acquire outstanding shares of the Holding Company's New Common Stock (as hereinafter defined) by tender offer. At the closing of the purchase of the Debentures, FHS converted $1,701,120.38 of principal amount of Debentures into 168,109 shares of the Holding Company's New Common Stock.

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

     Restricted Cash. Under New Jersey law, FOHP-NJ is required to maintain $13,546,120 on deposit with the New Jersey Department of Banking and Insurance (the "DOI"). $1,200,000 is for the reserve maintained for the Health Care Financing Administration and $12,346,120 is for the "Minimum Insolvency Deposit for Healthcare Expenditures."

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

     Per Share Data. Per share data are based on the weighted average number of shares of all classes of Common Stock outstanding during the comparative three and nine month periods ended September 30 (2,100,173 in 1996, 2,254,948 in 1997 and 2,100,173 in 1996, 2,183,196 in 1997, respectively).


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

In connection with the April 30, 1997 investment by FHS, the Certificate of Incorporation of the Holding Company was amended to, among other things, reclassify the Holding Company's capital stock. As a result, the Holding Company currently has 110,000,000 shares of authorized capital stock, which is comprised of 100,000,000 shares of Common Stock, par value $.01 per share ("New Common Stock"), and 10,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the reclassification of the Holding Company's capital stock, each outstanding share of Common Stock-NJ was converted into one share of New Common Stock. As a result, all 2,086,839 shares of Common Stock-NJ outstanding at the time of the Holding Company's Certificate of Incorporation was amended were converted into New Common Stock.

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

The Holding Company may, but is not obligated to, repurchase shares of New Common Stock from any shareholder whose provider agreement terminates for any reason or upon the occurrence of certain events, as described in the Holding Company's Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Holding Company's Certificate of Incorporation.


4.   Statutory Net Worth & Dividend Restrictions

FOHP-NJ is required by the Departments to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, FOHP-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. FOHP-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency. As part of the plan of action, on April 30, 1997, the Holding Company sold Debentures to FHS in the aggregate principal amount of $51,701,120.38, pursuant to the Amended and Restated Securities Purchase Agreement, dated February 10, 1997, among FOHP, FOHP-NJ and FHS, as amended by the amendment thereto dated as of March 13, 1997 (referred to herein, as so amended, as the "Amended Securities Purchase Agreement"). The principal amount of the Debentures are convertible, at the option of FHS, into 71% of FOHP's capital stock on a fully-diluted basis. See Note 8.

To facilitate the sale of the Debentures to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Debentures, provided that FHS guarantees, in form satisfactory to the Commissioner of the Department of Banking and Insurance, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. As of September 30, 1997, FOHP-NJ was approximately $51 million below 100% of the minimum statutory net worth requirement.

In the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements, FHS may, at its sole discretion, contribute additional capital to FOHP in accordance with the Amended Securities Purchase Agreement and a letter agreement (the "Letter Agreement") between FHS and FOHP which clarifies FHS' right to contribute additional capital to FOHP. In as much as FOHP-NJ has reported to the Departments a negative statutory net worth as of September 30, 1997, the Departments have informed FOHP and FHS that an infusion of capital from FHS will be required prior to year-end in order to eradicate the negative statutory net worth of FOHP-NJ.

5.   Management Agreement

In connection with FHS' purchase of the Debentures, FHS and FOHP entered into a General Administrative Services Management Agreement (the "Administrative Management Agreement"), pursuant to which FHS will oversee the management of FOHP and will assist FOHP's management in provider contracting, utilization review and quality assurance, employee relations, sales and marketing, strategic planning, information operating systems, and actuarial and underwriting, among other services. FOHP will pay FHS 2% of its total revenue (exclusive of interest income) for the services provided by FHS under the Administrative Management Agreement.

6.   Related Party Transactions - FHS

The balance sheet includes $1,830,830 due to FHS. This balance primarily represents the interest accrued on the Debentures for July, August and September, as well as the administrative management fee owed to FHS under the Administrative Management Agreement for September. The long-term debt of $50,503,459 represents the $50,000,000 Debentures FHS purchased on April 30, 1997, and $503,459 of defaulted interest for the period ended June 30, 1997. See
Note 8. The interest expense related to the Debentures for the three and nine months ended September 30, 1997 includes interest of $743,877 and $1,247,336, respectively.

7.   Restructuring Costs

During the second quarter of 1997, the Holding Company estimated and recorded a restructuring charge of $1,134,097 in connection with the FHS investment. The plan of restructuring primarily includes costs associated with work force reductions as it is anticipated that pursuant to the Administrative Management

Agreement FHS will assume the functions currently performed by the Information Services, Billing and Enrollment and Claims staffs of FOHP. It is anticipated that these functions will transfer to FHS by June 30, 1998.





8.   Long-term Debt

On April 30, 1997, FHS invested approximately $51.7 million into the Holding Company through the purchase of Debentures in the principal amount of $51,701,120.38. The Debentures mature April 30, 2002 and carry an annual interest rate equal to the rate charged to FHS under its credit facility (the "BA Facility") issued by a consortium of commercial banks led by Bank of America, National Trust & Savings Association or such credit facility as is used to refinance the BA Facility. This rate is subject to adjustment at the beginning of each calendar quarter. During the third quarter 1997, this rate was 5.85%. The Debentures are convertible at any time on or before the maturity date, at the option of FHS, into such number of shares of New Common Stock which is equal to 72 percent of the total equity of the Holding Company on a fully-diluted basis. At the closing of the purchase of the Debentures, FHS converted $1,701,120.38 of principal amount of Debentures into 168,109 shares of New Common Stock.

The obligation of the Holding Company to repay the principal amount and accrued interest under these Debentures shall be subordinated to all other indebtedness of the Holding Company and its subsidiaries. No payments of interest or principal can be made without prior approval of the Departments. The second and third quarter 1997 interest has not yet been paid since approval has not yet been received from the Departments. Thus, the interest is considered in default and is now included in the principal amount of the Debentures which increases the number of shares of the Holding Company's New Common Stock that FHS may acquire upon conversion of the Debentures to a number which is greater than 71 percent of the total equity of the Holding Company on a fully-diluted basis. Any subsequent interest payments which are not paid by the Holding Company and are added to the principal amount of the Debentures will similarly increase the percentage of the total equity of the Holding Company which FHS may acquire upon conversion of the Debentures.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


Overview

The Holding Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization of FOHP-NJ into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Holding Company. Prior to the Reorganization, the Holding Company did not conduct any business nor did it have any significant assets or liabilities. The Holding Company does not conduct, nor does management believe that it will conduct, any business. All health care benefit products and services are, and will be, provided by the Holding Company's subsidiaries.

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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of November 10, 1997, FOHP-NJ had entered into provider agreements with 62 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 11,000 physicians licensed to practice in New Jersey ("NJ Practitioners"), and approximately 75 other health care providers. The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Holding Company. However, some agreements with NJ Acute Care Institution shareholders as subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that, premium rates for those NJ Acute Care Institutions that are shareholders are capped to be within a certain corridor (+/- 4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ health plans vary from institution to institution and are based on, among other things, the type of services provided by, and the location of, the NJ Acute Care Institution. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of an FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment, co-insurance, deductibles and non-covered services.

NJ Practitioners are paid pursuant to a fee schedule established by FOHP-NJ and are prohibited from billing members of an FOHP-NJ health plan except for co-payments and non-covered services, if any. The fees paid to NJ Practitioners are based on a percentage of the fees payable under the fee schedule developed for Medicare. Co-payments, co-insurance and deductibles in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member.

Subscriber contracts are entered into with large employer groups (more than 50 employees) and small employer groups (50 employees or less). Such contracts are generally for a term of one year, but may be canceled by the employer group upon 30 days written notice. Under these contracts, FOHP-NJ has agreed to provide the employer groups with health coverage in return for a monthly premium. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of 100 or more employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Premium revenue generated from subscriber contracts is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

Results of Operations

For the three months ended September 30, 1997, and 1996

Premium Revenue. For the three-month period ended September 30, 1997, medical premium revenue totaled $98 million or $31 million more than the $67 million of medical premium revenue generated during the same period in 1996. This increase was due to the significant subscriber growth experienced since the end of the third quarter of 1996. Approximately 38% of medical premium revenue generated in the third quarter of 1997 and approximately 49% of medical premium revenue generated in the third quarter of 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial and medicaid products which are not marketed directly to employees of providers of FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the three-month period ended September 30, 1997 was $889 thousand compared to $1.9 million of other revenue for the same period of the prior year. This decrease is attributed to the sale of FMCO, formally a wholly-owned subsidiary of the Holding Company, in the last quarter of 1996. Interest income for the third quarter of 1997 was $1.2 million, a $661 thousand increase from the $539 thousand generated in the third quarter of 1996. The increase in interest income was due to the larger cash reserves related to the investment by FHS on April 30, 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the three-month period ended September 30, 1997 were $114.4 million or $53.5 million higher than expenses incurred for the same period in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three month period ended September 30, 1997 was 117.0% compared to 90.9% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans, changes in the mix of products offered by FOHP-NJ, and prior period adjustments to healthcare costs related to a reduction of claims backlog. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $13.4 million for the three-month period ended September 30, 1997, including a $2.0 million administrative management fee charged by FHS, compared to $11.4 million incurred for the same period in 1996.

Other Expenses. Depreciation and amortization expenses for the three-month period ended September 30, 1997 increased by $168 thousand from the $243 thousand incurred during the same period in 1996. This increase was mostly the result of the Debenture costs being amortized in 1997 (approximately $128,000).


For the nine months ended September 30, 1997, and 1996

Premium Revenue. For the nine-month period ended September 30, 1997, medical premium revenue totaled $274 million or $102 million more than the $172 million of medical premium revenue generated during the same period in 1996. This increase was due to the significant subscriber growth experienced since the end of the third quarter of 1996. Approximately 36% of medical premium revenue generated in the first nine months of 1997 and approximately 59% of medical premium revenue generated in the first nine months of 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Holding Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial and medicaid products which are not marketed directly to employees of providers of FOHP-NJ.

Other Revenue. Other revenue, principally administrative fees, for the nine-month period ended September 30, 1997 was $1.8 million compared to $5.8 million of other revenue for the same period of the prior year. This decrease is attributed to the sale of FMCO, formally a wholly-owned subsidiary of the Holding Company, in the last quarter of 1996. Interest income for the first nine months of 1997 was $2.9 million, a $1.6 million increase from the $1.3 million generated in the first nine months of 1996. The increase in interest income was due to the larger cash reserves related to the investment by FHS on April 30, 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the nine-month period ended September 30, 1997 were $283 million or $127.7 million higher than expenses incurred for the same period in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the nine month period ended September 30, 1997 was 103.2% compared to 90.5% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans, changes in the mix of products offered by FOHP-NJ and prior period adjustments to healthcare costs related to a reduction of claims backlog. The Holding Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $42.2 million for the nine-month period ended September 30, 1997, including a $5.5 million management fee payable to FHS, compared to $36.4 million incurred for the same period in 1996.

Other Expenses. Depreciation and amortization expenses for the nine-month period ended September 30, 1997 increased by $342 thousand from the $659 thousand incurred during the same period in 1996. This increase was mostly the result of the Debenture costs being amortized in 1997 (approximately $218,000).

Restructuring Costs. During the first nine months of 1997, the Holding Company estimated and recorded a restructuring charge of $1.1 million in connection with the FHS investment. The plan of restructuring primarily includes costs associated with work force reductions as it is anticipated that pursuant to the Administrative Management Agreement FHS will assume the functions currently performed by the Information Services, Billing and Enrollment and Claims staffs of FOHP. It is anticipated that these functions will transfer to FHS by June 30, 1998. There are several major components of the plan that need to be finalized and an additional charge will be recorded by the end of 1997.

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

To facilitate the sale of the Debentures to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Debentures, provided that FHS guarantees, in form satisfactory to the Commissioner of the Department of Banking and Insurance, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. As of September 30, 1997, FOHP-NJ was approximately $51 million below 100% of the minimum statutory net worth requirement.

In connection with the sale of the Debentures, FHS and FOHP entered into the Letter Agreement which clarifies FHS' right under the Amended Securities Purchase Agreement to infuse additional capital into FOHP in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the Letter Agreement, FHS may, at any time prior to December 31, 1997, at its own discretion, contribute up to $5,000,000 in additional capital to FOHP to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements as of December 31, 1997. In the event that, in accordance with the terms of the Letter Agreement, FHS contributes additional capital to FOHP to meet a Net Capital Shortfall or projected Net Capital Shortfall, FHS will be issued additional convertible debentures in substantially the same form as the Debentures. In as much as FOHP-NJ has reported to the Departments a negative satutory net worth as of September 30, 1997, the Departments have informed FOHP and FHS that an infusion of capital from FHS will be required prior to year-end in order to eradicate the negative statutory net worth of FOHP-NJ.

The Amended Securities Purchase Agreement also provides that if FOHP projects a Net Capital Shortfall and FHS does not advance funds to FOHP to satisfy such Net Capital Shortfall, FOHP may initiate a pro rata offering of its New Common Stock to all the then-current shareholders of FOHP to raise capital to satisfy the Net Capital Shortfall.

Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures." It is estimated that this deposit covering two months of incurred health expenditures will be approximately $50 million. One-fourth of the deposit, or $12.3 million, was made by September 30, 1997. The remainder of the deposit must be submitted by January 2, 1998 in cash or in the form of a guarantee from FHS acceptable to the Departments. This deposit, along with the operating loss contributed to the net decrease in cash of $9 million for the nine months ended September 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - See attached exhibit on following page regarding computation of earnings per share.

Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  FOHP, Inc.
                                 -----------------------------------------
                                                 (Registrant)



    November 13, 1997                    /s/  Roger Birnbaum
-------------------------        ----------------------------------------
        Date                                   (Signature)**
                                              Roger Birnbaum
                                  President and Chief Executive Officer





   November 13, 1997                    /s/ Marc Stein
-------------------------        ----------------------------------------
        Date                                   (Signature)**
                                                Marc Stein
                                  Principal Financial and Accounting Officer

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE