Form 10-K
period 1997-12-31
FOHP INC
filed 1998-04-01
CIK 937817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-25944
----------------------------

                                   FOHP, INC.
                     ----------------------------------------
                    (Exact name of registrant as specified in
                                  its charter)

                  NEW JERSEY                            22-3314813
    ---------------------------------------       -------------------------
        (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)

           3501 State Highway 66
            Neptune, New Jersey                            07753
    ---------------------------------------       -------------------------
          (Address of principal                           Zip Code
            executive offices)

                         Registrant's telephone number,
                       including area code: (732) 918-6700

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
------------------                                   ---------------------
      None                                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

        -----------------------------------------------------------------
                                (Title of class)

        -----------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), held by non-affiliates of the Registrant, as of March 15, 1998, was $1,483,504. The Common Stock is the only class of the Registrant's capital stock with shares currently issued and outstanding. Inasmuch as shares of Common Stock are not listed on any exchange or quoted on any quotation system, nor has there been any regular trading in shares of Common Stock since the inception of the Registrant, the aforestated aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant was computed by multiplying the number of shares of Common Stock held by non-affiliates of the Registrant as of March 15, 1998, by $.72, the average per share purchase price paid by Foundation Health Systems, Inc. in connection with the conversion of Debentures (as defined herein) into shares of Common Stock in 1997.

         As of March 15, 1998, the number of outstanding shares of Common Stock-NJ was 100,000,000.

      Documents incorporated by                   Part of Form 10-K into which
     reference into this report                     document is incorporated
     --------------------------                     ------------------------
               None                                           None

         Certain information included in this report and other filings of the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Registrant and its subsidiaries, the competitive environment in which the Registrant and its subsidiaries operate, the relationship between the Registrant and Foundation Health Systems, Inc., the holder of approximately 98% of the Registrant's Common Stock, and the ability of the Registrant and its subsidiaries to generate or raise sufficient capital to remain in compliance with any applicable statutory net worth or other capital requirements and to continue to operate their businesses as currently operated. See "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Certain Relationships and Related Transactions."

                                     PART I

ITEM 1.  BUSINESS.

(A)      GENERAL DEVELOPMENT OF BUSINESS

         FOHP, Inc., a New Jersey corporation (the "Company" or "Registrant"), was formed in May 1994 to effect the reorganization (the "Reorganization") of First Option Health Plan of New Jersey, Inc., a New Jersey corporation which operates as a health maintenance organization ("HMO") in the State of New Jersey ("FOHP-NJ"), into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Company and the former holders of FOHP-NJ common stock received shares of the Company's Common Stock-NJ ("Common Stock-NJ"). All the outstanding shares of Common Stock-NJ were later converted on a one for one basis into shares of Common Stock in connection with amendments made to the Company's Certificate of Incorporation in April 1997. See "Description of Business."

         During 1997, Foundation Health Systems, Inc., a Delaware corporation formerly known as Health Systems International, Inc. ("FHS"), purchased convertible debentures from the Company in the aggregate principal amount of $80,701,120.38 (each a "Debenture" and collectively, the "Debentures"). FHS converted approximately $70,654,050 principal amount of the Debentures into 97,913,161 shares of Common Stock, which represents approximately 98% of the outstanding Common Stock of the Company. See "Description of Business Transaction with FHS; Description of FHS" and "Certain Relationships and Related Transactions."

         The principal executive offices of the Company are located at 3501 State Highway 66, Neptune, New Jersey 07753 and its telephone number at such location is (732) 918-6700.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Since its inception, substantially all of the Company's revenues, operating results and assets have been attributable to the operation of FOHP-NJ, an HMO which operates in the State of New Jersey.

(C)      DESCRIPTION OF BUSINESS

         In response to exclusively profit driven managed care organizations generally operated by large insurance companies, FOHP-NJ, a wholly-owned subsidiary of the Company, was formed in May 1993 by certain New Jersey hospitals and physicians to operate as a provider owned HMO in New Jersey. FOHP-NJ received a Certificate of Authority ("COA") to operate as an HMO in New Jersey in June 1994, and commenced operations on July 1, 1994. FOHP-NJ's objective was to have quality medical care delivered by its network of providers, in a cost effective manner, to as many persons as possible. To ensure that the health care providers associated with FOHP-NJ would maintain control over and participate in the management of the HMO, only health care providers associated with FOHP-NJ were permitted to purchase shares of FOHP-NJ common stock. In addition, to ensure that the hospitals and physicians participating in the FOHP-NJ provider network were able to contribute equally to the governance of FOHP-NJ, the Certificate of Incorporation of FOHP-NJ required that the Board of Directors of FOHP-NJ initially be comprised of an equal number of physician-designated directors and hospital-designated directors.

         In early 1995, it became apparent to the Board of Directors of FOHP-NJ that the health plans offered by FOHP-NJ would become more attractive to prospective employer groups with employees in New Jersey and neighboring states if the employees had access to the hospitals, physicians and other health care providers located or practicing in the states neighboring New Jersey. As a result, FOHP-NJ was reorganized into a holding company structure to facilitate the formation of HMOs in states other than New Jersey. Pursuant to the Reorganization, the Company, which was formed solely for purposes of effecting the Reorganization, acquired all of the outstanding shares of each class of FOHP-NJ common stock and, as a result, FOHP-NJ became a wholly-owned subsidiary of the Company and the former holders of FOHP-NJ common stock received shares of Common Stock-NJ, which were later converted on a one for one basis into Common Stock.

         During the first quarter of 1996, the Company learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum requirement. FOHP-NJ's COA provides that if its net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the New Jersey Department of Banking and Insurance (the "DOI") and the New Jersey Department of Health and Senior Services (the "DOH", and together with the DOI, the "Departments") a plan of action to address the deficiency or expected deficiency. FOHP-NJ addressed this potential deficiency by submitting in April 1996 a plan of action to the Departments which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency.

         Although the operational changes implemented by the Company to increase capital in 1996 enabled the Company to reduce operating losses, the Company's Board of Directors (the "Board" or "Board of Directors") recognized that such changes would not allow the Company to adequately address FOHP-NJ's statutory net worth deficiency. In order to adequately address FOHP-NJ's statutory net worth deficiency, the Board believed that the Company needed to infuse a significant amount of capital into FOHP-NJ. To raise the required capital, the Company considered offering, in a public offering, securities to the providers in the FOHP-NJ provider network. A public offering of securities was ultimately rejected by the Board because the Board did not believe that the Company could raise the capital needed in a public offering, given the Company's deteriorating financial condition.

         To raise the capital necessary for FOHP-NJ to remain in compliance with its statutory net worth requirements, the Board determined that the Company needed to effect a private placement of capital to an investor interested in acquiring a significant equity position in the Company.

TRANSACTION WITH FHS
--------------------

         After considering proposals submitted by several large health care corporations, an insurer with affiliations to a provider-owned HMO, and several private investor groups, on October 24, 1996, the Company entered into a Securities Purchase Agreement with FHS (the "Securities Purchase Agreement"). As a result of a significant increase in medical claims expense during the fourth quarter of 1996, due to more complete payment data that was not available to the Company or its actuaries prior to such quarter, FHS was not obligated to consummate the transactions contemplated by the Securities Purchase Agreement and therefore elected in late January 1997 to renegotiate the terms and conditions of the Securities Purchase Agreement. Shortly thereafter, on February 10, 1997, the Securities Purchase Agreement was terminated and replaced by an amended Securities Purchase Agreement. On March 13, 1997, the amended Securities Purchase Agreement was amended to clarify certain provisions therein and in the proposed Certificate of Incorporation of the Company attached as an exhibit thereto (as so amended, the "Amended Securities Purchase Agreement"). The Amended Securities Purchase Agreement was declared effective on March 14, 1997.

         The Amended Securities Purchase Agreement, and the transactions contemplated thereby, were approved by the shareholders of the Company on April 16, 1997. To effect the transactions contemplated by the Amended Securities Purchase Agreement, including the sale of Debentures to FHS, the shareholders of the Company also approved (i) certain amendments to the Certificate of Incorporation of the Company relating to changes in the classes of securities authorized for issuance by the Company, (ii) certain amendments to the Certificate of Incorporation of the Company relating to changes in the rights of shareholders of the Company, and (iii) certain amendments to the Certificates of Incorporation and By-laws of the Company and FOHP-NJ relating to the Boards of Directors of the Company and FOHP-NJ and changes in the composition thereof.

         On April 30, 1997, pursuant to the Amended Securities Purchase Agreement, FHS purchased from the Company a Debenture in the aggregate principal amount of $51,701,120.38 (the "Initial Debenture"). The principal amount of the Initial Debenture was convertible, at the option of FHS, into up to 71% of the Company's capital stock on a fully-diluted basis. At the closing of the purchase of the Initial Debenture, FHS converted $1,701,120.38 of principal amount of the Initial Debenture into 168,109 shares of Common Stock, which represented approximately 7.5% of the Company's then outstanding Common Stock.

         Effective December 1, 1997, FHS converted the remaining $50 million of the principal amount of the Initial Debenture into 4,941,049 shares of Common Stock. After the conversion, FHS owned 5,109,158 shares of the 7,195,997 shares of Common Stock then outstanding, which represented 71% of the fully-diluted equity of the Company.

         In connection with FHS' purchase of the Initial Debenture, FHS and the Company entered into a General Administrative Services Management Agreement (the "Administrative Management Agreement"), pursuant to which FHS oversees the management of the Company and assists the Company's management in provider contracting, utilization review and quality assurance, employee relations, sales and marketing, and strategic planning, among other services. The Company pays FHS 2% of its premium revenue for the services provided by FHS under the Administrative Management Agreement. See "Certain Relationships and Related Transactions."

         In addition, FHS and the Company have entered into a Management Information Systems and Claims Processing Services Management Agreement (the "MIS Agreement," and together with the Administration Management Agreement, the "Management Agreements"), pursuant to which FHS would provide claims processing, record keeping and data processing services to all the health plans offered, or to be offered, by the Company's subsidiaries. The MIS Agreement will become effective at FHS's option. See "Certain Relationships and Related Transactions."

         In connection with the sale of the Initial Debenture, FHS and the Company entered into a letter agreement (the "Letter Agreement") which clarifies FHS's right under the Amended Securities Purchase Agreement to infuse additional capital into the Company in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the Letter Agreement, FHS could, at any time prior to December 31, 1997, at its own discretion, contribute up to $5,000,000 in additional capital to the Company to be used in connection with certain anticipated liabilities and contribute up to such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements (or such higher percentage that may be required by the appropriate regulators) as of December 31, 1997. In the event that FHS contributes additional capital to the Company to meet a Net Capital Shortfall or projected Net Capital Shortfall, FHS will be issued additional convertible debentures in substantially the same form as the Debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         In order to satisfy certain statutory net worth requirements applicable to FOHP-NJ, and in accordance with the Amended Securities Purchase Agreement as amended by the Letter Agreement, FHS elected on December 8, 1997 to infuse $29 million into the Company in exchange for a Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted approximately $18,952,930 of the principal amount thereof into 92,804,003 shares of Common Stock. After the partial conversion of the New Convertible Debenture, FHS owned 97,913,161 shares of the 100,000,000 shares of Common Stock outstanding, which represents approximately 98% of the fully-diluted equity of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         As of year end 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

DESCRIPTION OF FHS
------------------

         FHS is an integrated managed care organization which administers the delivery of managed health care services. Through its subsidiaries, FHS offers group, individual, Medicaid, Medicare and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services. Over the past several years, FHS has developed a diversified product line and has achieved geographic expansion throughout the United States. FHS operates and conducts its HMO and other businesses through its wholly and majority owned subsidiaries, such as the Company.

         FHS currently operates in the managed health care industry segment, and in 1997 FHS operated in six different divisions (the "Divisions") within such segment, including three regional operational divisions (the "Operational Divisions") and three additional specialty divisions (the "Specialty Divisions"). Such Divisions encompass the following three primary lines of business in which FHS continues to operate: (i) health plan operations (through the three regional Operational Divisions described below); (ii) government contracts (through the Government Operations Division); and (iii) specialty services (through the Specialty Services Division). FHS has discontinued its operations in the Workers' Compensation Division (the sixth Division in which FHS operated in 1997).

         FHS is one of the largest managed health care companies in the United States, with more than 4.3 million full-risk and administrative services only ("ASO") members through its Operational Divisions. FHS provides a comprehensive range of health care services through HMOs organized in three Operational Divisions located in the following geographical regions: the California Division (encompassing only the State of California), the Eastern Division (West Virginia, Ohio, Connecticut, Pennsylvania, New York, New Jersey and Florida) and the Western Division (Washington, Oregon, Idaho, Colorado, New Mexico, Utah, Arizona, Texas, Oklahoma and Louisiana). FHS also operates PPO networks providing access to health care services in over 45 states and owns four health and life insurance companies licensed to sell insurance in 35 states and the District of Columbia.

         FHS's HMOs market traditional HMO products to employer groups and Medicare and Medicaid products directly to employer groups and individuals. Health care services that are provided to FHS's commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health.

         The Eastern Division currently includes FHS operations in Ohio, West Virginia, Connecticut, Pennsylvania, New York, New Jersey, and Florida. During 1997, FHS acquired Advantage Health, the trade name for a group of managed health care companies headquartered in Pittsburgh, with operations in West Virginia, Ohio and Pennsylvania; Physicians Health Services, Inc. ("PHS"), a group of managed health care companies headquartered in Connecticut with operations in Connecticut, New Jersey and New York; and the Company.

         FHS's Northeast region, a subset of FHS's Eastern Division, was recently formed in January 1998. FHS's Northeast region includes the Company, PHS and M.D. Health Plan, a Connecticut based HMO.

DESCRIPTION OF FOHP-NJ
----------------------

         FOHP-NJ is the Company's principal subsidiary and only subsidiary which has obtained a COA to operate as an HMO. FOHP-NJ operates an HMO in the State of New Jersey pursuant to a COA issued by the Departments. FOHP-NJ has established a provider network and has entered into provider agreements with NJ Practitioners, NJ Acute Care Institutions and NJ Other Providers (as such terms are defined below). FOHP-NJ has entered into provider agreements with (i) 62 NJ Acute Care Institutions located throughout New Jersey's 21 counties, (ii) approximately 11,000 NJ Practitioners, practicing in primary care and 30 medical specialities throughout New Jersey, and (iii) approximately 75 NJ Other Providers. Providers contracting with FOHP-NJ are not required to be shareholders of the Company. Currently, of the approximately 11,137 providers who have contracted with FOHP-NJ, 2,629 are shareholders of the Company.

         As used herein, a "NJ Acute Care Institution" shall mean a hospital or acute care institution, licensed by the DOH, which has entered into a provider agreement with FOHP-NJ to provide health care services to the members of FOHP-NJ's health plans; a "NJ Practitioner" shall mean a member of the medical staff of a NJ Acute Care Institution, or a physician designated by a NJ Acute Care Institution, who is licensed to practice medicine or osteopathy in the State of New Jersey and who has entered into a provider agreement with FOHP-NJ to provide health care services to the members of FOHP-NJ's health plans; and "NJ Other Provider" shall mean a health care provider or professional, other than a NJ Practitioner or NJ Acute Care Institution, licensed, certificated or authorized to operate or practice in the State of New Jersey, who has entered into a provider agreement with FOHP-NJ.

         Each member of FOHP-NJ's provider network has entered into a provider agreement with FOHP-NJ. Each provider agreement has a one-year term and is renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with NJ Acute Care Institution shareholders as subscribers in FOHP-NJ health plans are different from the subscriber agreements of non- shareholders in that premium rates for those NJ Acute Care Institutions that are shareholders are capped to be within a certain corridor (+/- 4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements. Preferred Providers (i.e., members of FOHP-NJ's provider network) are permitted to contract with other entities, including other health plans.

         FOHP-NJ markets its services to employers, including NJ Acute Care Institutions which are providers of health care services to FOHP-NJ and shareholders of the Company. Pursuant to the Company's Certificate of Incorporation, NJ Acute Care Institutions which own shares of Common Stock, directly or through affiliates, are required to offer a FOHP-NJ health plan to their employees under certain circumstances. In the event that a NJ Acute Care Institution fails to comply with such requirements, the Company may elect to repurchase the shares of Common Stock held by the NJ Acute Care Institution. See "Marketing."

BENEFITS PROVIDED BY FOHP-NJ

         FOHP-NJ currently offers two principal types of coverage plans, point of service ("POS") and Non-POS, each having multiple variations. Under both types of product, each new FOHP-NJ member will be required to select a primary care physician from a list supplied by FOHP-NJ. All medical care thereafter received by the member under a Non-POS plan, including specialist and hospital care, will be supervised by the primary care physician who is familiar with the member's medical history. A POS plan will permit members to utilize providers who are not under contract with FOHP-NJ. In such circumstances, members will be subject to higher co-payments and be responsible for payment of any difference between what FOHP-NJ pays for covered services and the amount of the charges incurred for such services. Generally, FOHP-NJ will pay no more than 80% and the member will pay no less than 20% of the charges for covered services when care is provided by non-Preferred Providers.

         FOHP-NJ's health plans require precertification for hospital admissions and diagnostic and outpatient procedures. Except for co-payments, FOHP-NJ covers all other charges for treatment at non-Preferred Provider emergency rooms in the event of a medical emergency or urgently needed services, as determined by FOHP-NJ.

         Generally, rates for each employer group are fixed for a twelve-month period and may be increased for each renewal term; provided, however, that the new rate methodology must be submitted to the DOI and there can be no assurance that any new rate methodology will be accepted by the DOI. Renewal dates vary among employer groups. FOHP-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of more than 100 employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Accordingly, rates can vary between employer groups for coverage under the same FOHP-NJ health plan. FOHP-NJ has also established rates for the health benefits plans required by the State of New Jersey to be offered by all HMOs that choose to market to small employer groups (50 employees or less), which are based on overall community rates for New Jersey calculated by independent consulting actuaries, as statutorily required. Proposed rates for the basic health care coverage required by the State of New Jersey is submitted to the DOI. Rates will also be affected by federal regulations which generally limit experience rating of group accounts.

         FOHP-NJ health plans require members to make co-payments directly to the treating health care provider for office visits to physicians and other health care providers, physician house calls and certain hospital emergency room visits. All FOHP-NJ plans allow subscribers to enroll their spouses and eligible dependents.

         FOHP-NJ offers multiple coverage plans to employer groups of more than 50 employees. Some coverages in each product are subject to annual maximum benefits. Generally, the products within each POS and Non-POS plan are distinguished by the amount of the applicable co-payments and the obligation of the POS member to pay to the provider the difference between what FOHP-NJ pays and the total charges.

         FOHP-NJ offers seven small employer group (50 employees or less) products. Five of them are identical to the small business plans designed by the Board of Directors of the Small Employer Health Benefits Program, the regulatory agency responsible for the regulation of small business health insurance products in New Jersey. The other two small employer group products are offered as riders to one of the four other small employer products. Either rider makes that product virtually identical to one of FOHP-NJ's large employer group products.

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

         FOHP-NJ also provides utilization management and its PPO product to the members of self-funded plans. In addition, FOHP-NJ provides its PPO product to a number of other self-funded plans. FOHP-NJ also offers pharmacy, mental health and chemical dependency management services through third parties who or which have entered into sub-contract arrangements with FOHP-NJ.

         In addition to offering services as an HMO, FOHP-NJ offers administrative services, including access to FOHP-NJ's provider network, to health plans governed by the Employee Retirement Income Security Act of 1974, as amended, such as employer groups which are self-insured, as well as to such groups as ASOs, Third Party Administrators and Managed or Coordinated Care Organizations ("MCOs").

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

         FOHP-NJ is a named insured under the Company's comprehensive general liability insurance, with coverage of at least $1,000,000 per occurrence and $10,000,000 in the aggregate per year. In addition, FOHP-NJ maintains HMO reinsurance for those situations where the acute care of a commercial, Medicaid or Medicare member exceeds $150,000 in a calendar year, with a per member annual maximum of $1,000,000 and lifetime maximum of $2,000,000. Individual physicians, including any physician practicing in an IPA or other group, must maintain professional liability insurance coverage of at least $1,000,000 per occurrence and $3,000,000 in the aggregate per year.

ARRANGEMENTS WITH NJ ACUTE CARE INSTITUTIONS

         FOHP-NJ's agreements with NJ Acute Care Institutions provide, among other things, for a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ's health plans vary from institution to institution and are based on, among other things, the type of services provided by, and the location of, the NJ Acute Care Institution. The agreements are site specific. Therefore, in the event of a merger or acquisition or similar transaction between a NJ Acute Care Institution and another institution, services provided to members of FOHP-NJ health plans pursuant to an agreement between it and the affected NJ Acute Care Institution are required to be provided only at the location of such institution. Also, under the terms of such agreements, NJ Acute Care Institutions are required to use their best efforts to notify FOHP-NJ within 48 hours or one business day of a member's emergency admission. NJ Practitioners are required to notify and receive prior approval from FOHP-NJ for all elective hospital admissions. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment.

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

OTHER ARRANGEMENTS INVOLVING FOHP-NJ

         FOHP-NJ arranges for the provision of certain services to members including mental health/chemical dependency, pharmacy, laboratory and radiology through risk sharing arrangements with other entities, where feasible and not prohibited by applicable law.

COMPETITION

         The competition for prospective enrollees in prepaid health plans has increased over the past few years as a result of the significant increase in the number of companies offering HMO and other managed care products. For example, FOHP-NJ competes with other prepaid health plans and with traditional health insurers as well as with self-insured programs, PPOs and other MCOs. Other programs or entities may be substantially better capitalized than FOHP-NJ. Moreover, a number of traditional health insurers have begun to aggressively market HMO and other managed care products of their own. In addition, competition may be affected if any federal legislation or regulation with respect to health plans or health care providers is adopted. See "Government Regulation."

         Competition among HMOs and traditional and other health insurers is based principally on benefits offered and premium cost. FOHP-NJ, which operates an HMO, may find itself at a competitive disadvantage if its premiums are higher than those of other HMOs or traditional health insurers. Premiums negotiated with employers, fee schedules negotiated with hospitals, physicians and other providers, the scope of benefits offered, unique benefit designs and access to physicians and hospitals constitute the principal methods of competition.

 MARKETING

         FOHP-NJ markets its health care benefits products and services to prospective members through full-time marketing representatives, selected brokers and consultants and other sales professionals under the direction of a Director of Sales. Marketing efforts are concentrated on employer groups of all sizes with particular emphasis placed on employers with fewer than 1,000 employees.

         FOHP-NJ markets its services to employers, including NJ Acute Care Institutions which are providers to FOHP-NJ and are either shareholders of the Company or affiliated with shareholders of the Company. Pursuant to the Company's Certificate of Incorporation, if the existing health plan of any NJ Acute Care Institution shareholder is a self-insured plan, such NJ Acute Care Institution is obliged to offer a FOHP-NJ health plan to its employees as their exclusive plan in accordance with a timetable determined by FOHP-NJ to be feasible. The Company's Certificate of Incorporation also provides that NJ Acute Care Institutions which are shareholders or affiliated with shareholders and offer one or more health plans, including any self-insured plan, are obliged to offer a FOHP-NJ health plan and have at least 50% of its employees enrolled in a FOHP-NJ health plan by January 1, 1996, and at least 75%of its employees enrolled in a FOHP-NJ health plan by January 1, 1997, and NJ Acute Care Institutions which are shareholders or affiliated with shareholders and are subject to collective bargaining agreements are required to use their best efforts to offer a FOHP-NJ health plan to their non-union employees on a "non-exclusive" basis. In addition, NJ Acute Care Institutions which are shareholders or affiliated with shareholders and are subject to collective bargaining agreements are required to use their best efforts to qualify a FOHP-NJ health plan as the union- designated plan and to pay reasonable deductibles or other costs to so qualify a FOHP-NJ health plan.

         The provisions in the Certificate of Incorporation of the Company with respect to the above described covenants of the NJ Acute Care Institutions which own shares of Common

Stock or of the  affiliates  of NJ Acute Care  Institutions  which own shares of
Common   Stock   (collectively   referred   to  herein   as  "NJ   Institutional
Shareholders," and individually referred to herein as a "NJ Institutional Shareholder") shall continue until December 31, 1999. The Company's Certificate of Incorporation also provides that, if, upon the termination of the covenants contained therein as they relate to a specific NJ Institutional Shareholder, the NJ Institutional Shareholder or its affiliated NJ Acute Care Institution proposes to offer to its employees any health plan similar to a health plan offered by FOHP-NJ, such NJ Institutional Shareholder shall provide prior written notice to FOHP-NJ of the material terms of the Bona Fide Offer (as hereinafter defined) by such other health benefits plans. In the event FOHP-NJ offers to provide an FOHP-NJ health plan containing terms at least as favorable in all material respects to the employees of the NJ Institutional Shareholder or its affiliated NJ Acute Care Institution as those contained in the Bona Fide Offer, such NJ Institutional Shareholder or its affiliated NJ Acute Care Institution shall offer such FOHP-NJ health plan to its employees on the same basis as it would have been obligated under the covenants if such covenants had not terminated.

         In the event a NJ Institutional Shareholder or its affiliated NJ Acute Care Institution (i) breaches any of the covenants in the proposed Certificate of Incorporation of the Company applicable to it, or (ii) fails to provide reimbursement rates (a) for in-patient visits at the lower of (I) the lowest rate of reimbursement received by such provider from nongovernmental payors for each line of business, or (II) the rate of reimbursement reflecting a reduction (compared to calendar 1996 rates) of 5% in in-patient costs, provided that such reduction is solely as a result of rate reductions and not through utilization or medical management efforts, and (b) for out-patient visits at the lower of
(I) the lowest rate of reimbursement received by such providers from nongovernmental payors for each line of business, or (II) the rate of reimbursement reflecting a reduction (compared to calendar 1996 rates) of 10% in out-patient costs, provided that such reduction is solely as a result of rate reductions and not through utilization or medical management efforts, then the Company shall have the option to purchase all or a portion of the Common Stock held by the NJ Institutional Shareholder at a purchase price equal to the lowest of (i) the Book Value (as such term is defined in the Company's Certificate of Incorporation), (ii) the lowest shareholder equity reflected on the Company's quarter-end balance sheets during the period of noncompliance giving rise to the repurchase right, excluding any Debentures issued to FHS, prepared in accordance with generally accepted accounting principles, divided by the number of outstanding shares of Common Stock on a fully diluted basis, or (iii) the original purchase price paid by such NJ Institutional Shareholder for such shares of Common Stock. The Company shall have full discretion with respect to its election to exercise or not to exercise the foregoing rights of repurchase with respect to any given shareholder, taking into account any factors the Company deems appropriate relating to such shareholder's relationships with the Company or the Company's business or otherwise, and the Company's election to make or not to make a repurchase from one shareholder shall have no effect on the Company's election to make or not to make a repurchase from any other shareholder.

         On March 3, 1997, the Company redeemed the shares of one NJ Acute Care Institution which had not complied with its enrollment obligations. The Company is currently reviewing whether to redeem the Company Common Stock held by other non-compliant NJ Acute Care Institutions.

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

         Management does not believe that any arrangements between the Company or any of its subsidiaries and its shareholders or directors is violative of the Medicare/Medicaid Anti-Kickback Statute or the Stark II Amendments. No Company shareholder nor any provider of services to a subsidiary of the Company is required to make referrals as a condition of making or maintaining an investment interest in the Company or otherwise. If any arrangement between the Company or a subsidiary of the Company and its shareholders or directors was found to contravene current law or in the event any change in the law prohibits any such arrangement, the Company would seek to restructure such arrangement.

         New Jersey has also adopted legislation which prohibits physicians from referring patients to health care services in which they or their immediate families have a significant beneficial interest unless such interests are disclosed in advance to such patients. The restriction does not apply to services provided in a physician's medical office or to certain therapies or protocols.

         Federal antitrust laws generally prohibit agreements between competitors that unreasonably restrict competition and, as such laws relate to the Company, may prohibit, among other things, the disclosure of information by a provider to FOHP-NJ relating to (i) the providers' rates, costs, salaries and benefits, and (ii) the terms, prices and conditions of any managed care plan in which the provider participates, unless such information is a matter of public record. Such laws also may prohibit the disclosure by FOHP-NJ of the prices and terms of any arrangement between FOHP-NJ and one of its providers to other providers in FOHP-NJ's provider network. In an effort to prevent any such conduct, the Company has distributed an Antitrust Compliance Manual to its NJ Institutional Shareholders and requires that each NJ Institutional Shareholder acknowledge the receipt of such manual. In addition, the Company includes information regarding prohibitions under federal antitrust laws in the provider agreements entered into by FOHP-NJ and NJ Practitioners. Any prohibited disclosure or other violations of the federal antitrust laws could subject the Company or FOHP-NJ or any of their directors or shareholders to monetary damages and other penalties under such antitrust laws.

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

         In June 1994, FOHP-NJ, the Company's only subsidiary licensed as an HMO, received its COA from the Departments. In December 1995, FOHP-NJ received approval from the U.S. Health Care Financing Administration of the U.S. Department of Health and Human Services (commonly known as "HCFA") to operate as a federally qualified HMO and, as a result, is now providing services to Medicare beneficiaries. In February 1995, FOHP-NJ entered into an agreement with the New Jersey Department of Human Services to provide services to Medicaid recipients, and it has received approval to provide such services in nine New Jersey counties.

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

         Provisions affecting HMOs were enacted as part of the federal "Balanced Budget Act of 1997." The Balanced Budget Act of 1997 provides Medicare beneficiaries with the option to enroll in a new Medicare + Choice Program which allows provider-sponsored networks and other non-HMO entities to contract directly with Medicare to provide services to Medicare + Choice Program beneficiaries. The Balanced Budget Act of 1997 also includes provisions impacting on state administered Medicaid managed care plans. These provisions include, among others, provisions relating to increased beneficiary protection and quality assurance.

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

         In 1997, the New Jersey legislature enacted the "Health Care Quality Act." Among other things, the Health Care Quality Act provides that health insurers, including HMOs, must disclose information regarding the terms and conditions of their health benefit plans, as well as other related information, to subscribers at the time of enrollment and annually thereafter. The Health Care Quality Act also imposes on an HMO requirements with respect to the responsibilities of the HMO's medical director, the HMO's utilization management program and the HMO's relationship with participating providers. The legislation also requires an HMO to offer a POS plan to every contract holder (either directly or through a selective contracting arrangement) which would allow a covered person to receive covered services from out-of- network health care providers. Also in 1997, the DOH adopted extensive amendments to the New Jersey regulations applicable to HMOs for purposes of providing additional protections to consumers of HMO products and promote consumer confidence in HMOs. Generally, the amended regulations provide, among other things, that a member of an HMO plan shall be entitled to appeal service denials to an independent medical panel and require health plans to disclose operational information, including information regarding financial incentives provided to physicians by HMOs in their reimbursement procedures.

         Prior to the adopting of the Health Care Quality Act, the DOH, in consultation with the DOI, adopted new regulations (the "POS Regulations") intended generally to apply to HMOs offering POS products. The POS Regulations clarify the circumstances under which an HMO may contract with a health insurer, health service corporation or medical service corporation to provide indemnity benefits or services. Under the POS Regulations, it is necessary for an HMO offering POS products to enter into a contractual arrangement with a licensed indemnity carrier. In response to these regulations, FOHP-NJ has entered into a contractual arrangement with an indemnity carrier.

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

 EMPLOYEES

         At March 15, 1998, the Company, through its principal subsidiary FOHP-NJ, employed 361 full-time and 18 part-time active employees. In addition, the Company currently utilizes the services of approximately 150 temporary employees. The Company currently has four executive officers who are employed by FHS pursuant to the Administrative Management Agreement. See "Certain Relationships and Related Transactions." None of the Company's employees is represented by a union. The Company believes that the relationships with its employees are satisfactory.

ITEM 2.  PROPERTIES.

         The Company, through FOHP-NJ, subleases approximately 59,706 square feet of office space at 3501 State Highway 66, Neptune, New Jersey 07754. The lease has a term of approximately 3 years ending on January 30, 1999 and contains a 5 year renewal option. The monthly rental of the lease term is $77,120.25 plus certain additional charges and expenses, including maintenance, utilities and taxes. The monthly rental of the 5 year option of the lease is $84,504.16 plus certain additional charges and expenses, including maintenance, utilities and taxes.

         The Company also leases approximately 11,000 square feet of office space at 2 Bridge Avenue, Building 6, Red Bank, New Jersey 07701-1106. The lease has a term of 5 years ending August 31, 1999, and a 5 year renewal option. The monthly rental ranges from $10.00 to $12.50 per square foot over the initial term of the lease, plus certain additional charges and expenses including common maintenance charges, utilities and taxes. The monthly rental of the 5 year option term of the lease ranges from approximately $14.00 to $16.00 per square foot.

         The Company also leases office space in several other locations in New Jersey, including Mt. Laurel and Roseland.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal, governmental, administrative or other proceedings pending against the Company or its properties or to which the Company is a party, and to the knowledge of management no such material proceedings are threatened or contemplated except as provided below:

         The Company recently received a letter from the DOH dated January 23, 1998 (the "DOH Letter"), in which the DOH states that it is in receipt of information that indicates that the Company is in violation of a number of provisions of the statutes and rules governing HMOs in New Jersey. In the DOH Letter, the DOH alleges that the Company constructively terminated its provider contracts with certain NJ Acute Care Institutions by unilaterally adding new terms to the existing contracts between the Company and such NJ Acute Care Institutions. More specifically, the DOH alleges that the Company had stated that it would not honor its existing agreements with certain NJ Acute Care Institutions for the provision of surgical services unless all anesthesiologists at the hospitals became providers in the Company's provider network. The DOH also states in the DOH Letter its intention to levy fines against the Company based on the information that it has already received with respect to the Company and on any additional information obtained by the DOH during its investigation of the Company.

         In the DOH Letter, the DOH specifically alleges that (i) the Company violated N.J.A.C. 8:38-2.7 for failure to notify the DOH of a change in and reduction of its provider network, which could result in a fine up to $1,000 per day for the period commencing December 15, 1997 and continuing to the date of the DOH Letter, (ii) the Company violated N.J.A.C. 8:38-3.5(a) for failure to provide members currently undergoing a course of treatment with at least thirty
(30) days prior notice of termination from the network of the provider who was treating the member, which could result in a fine of up to $1,000 per affected member per day for the period commencing December 15, 1997 until the day the Company reversed its denial of the treatment of the member (the DOH identified only two incidents involving members in the DOH Letter), and (iii) the Company violated N.J.A.C. 8:38-3.5(b) for failure to provide notice to all its health care providers with whom it has contracted and its members who reside in the counties where the alleged terminated NJ Acute Care Institutions are located or in the counties adjacent to such counties, which could result in a fine of up to $1,000 per affected member per day and up to $1,000 per affected health care provider per day for the period commencing December 15, 1997 and continuing to the date of the DOH Letter.

         The Company has complied with all requests from the DOH and, based on the information provided to the DOH, the Company does not believe there is a basis for the DOH to levy any fines against the Company. The Company is currently attempting to resolve this matter with the DOH without the need of a formal hearing. In addition, because the January 23, 1998 letter was a constructive notice of fines, and not an actual notice of fines, it is not possible to predict at this time what fines or other actions, if any, the DOH will levy or take against the Company or the amount or extent of any such fines or actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter ended December 31, 1997, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

         There is no public market for the Company's Common Stock, and the Company has no current intention of listing or including any shares of Common Stock on a stock exchange or quotation system since shares of Common Stock can be held by or transferred only to providers to the Company's subsidiaries which operates as HMOs, FHS and the Company. Accordingly, it is improbable that a market will develop for the Company's securities.

         In addition, pursuant to the Amended Securities Purchase Agreement, FHS may effect, in 1999, a transaction which would result in each shareholder of the Company, other than FHS, being required, through a merger, to exchange or sell his, her or its shares of Common Stock for cash or securities of an issuer other than the Company. FHS has informed the Company that, at such time, it will comply with applicable disclosure obligations under the Exchange Act, including without limitation applicable requirements under Rule 13e-3. See "Certain Relationships and Related Transactions."

         Since its inception, the Company has not sold any shares of Common Stock for any price other than $15, other than shares issued to FHS upon conversion of Debentures. In addition, the Company is not aware of any sale of Common Stock by one provider to another for any price other than $15.

         As of March 15, 1998, 100,000,000 shares of Common Stock were outstanding and were held by 2,630 shareholders of the Company, including 97,913,161 shares held by FHS, 1,006,717 shares held by 41 NJ Acute Care Institutions, 1,036,786 shares held by 2585 NJ Practitioners, 40,002 shares held by 2 NJ Other Providers and 3,334 shares held by an IPA.

         The Company has not paid any cash dividends on Company Common Stock. The Board of Directors of the Company will review the Company's dividend policy from time to time to determine the desirability and feasibility of paying cash dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors of the Company deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. Accordingly, the selected financial information as of December 31, 1994 and 1993 and for the year ended December 31, 1994 and for the period from May 19, 1993 (date of inception of FOHP-NJ) to December 31, 1993 is derived from the financial statements of FOHP-NJ, the Company's principal subsidiary. The data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this report.

         The selected financial information as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1997, 1996 and 1995, is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this report.

                      SUMMARIZED BALANCE SHEET INFORMATION

                                                                                                            FINANCIAL DATA OF
                                                                                                                 FOHP-NJ
                                                                                                             PREDECESSOR TO
                                                                                                               THE COMPANY
                                                                                                     ----------------------------
                                                               DECEMBER 31,                                    DECEMBER 31,
                                          ----------------------------------------------------       ----------------------------
                                               1997               1996               1995                1994             1993
                                               ----               ----               ----                ----             ----

Assets:
Cash and cash equivalentS                  $ 79,266,721        $36,664,911         $23,882,286        $13,030,295      $10,503,225
Goodwill                                    107,730,254                 --                  --                 --               --
Other                                        31,614,256         17,587,306          13,479,547          7,050,765          390,965
                                           ------------        -----------         -----------        -----------      -----------
Total Assets                               $218,611,231        $54,252,217         $37,361,833        $20,081,060      $10,894,190
                                           ============        ===========         ===========        ===========      ===========
Liabilities and Shareholders'
  (Deficiency) Equity:
Liabilities:
Medical claims payable,
  accounts payble,
  accrued expenses and
  other current liabilities                 110,883,608         80,118,284          32,482,794          8,101,405          576,125
Convertible debentures                       11,294,406                 --                  --                 --               --
Subordinated debentures                      24,000,000                 --                  --                 --               --
                                           ------------        -----------       -------------       ------------       ----------
Total Liabilities                          $146,178,014        $80,118,284         $32,482,794         $8,101,405         $576,125

FOHP-NJ Practitioner
  Provider Common
  STOCK, $.01 par value,
  511,800 shares issued and
  outstanding (at December
  31, 1994, redeemable at
  $3,900,000)                                       --                  --                  --          7,677,000               --

Common stock subscribed                             --                  --                  --                 --       12,400,000

Shareholders' (Deficiency)
  Equity:

Preferred Stock, $1.00 par value,
  10,000,000 shares authorized,
  none issued and outstanding                       --                  --                 --                  --               --

FOHP, Inc. Common Stock
  $.01 par value, 100,000,000
  shares authorized, 100,000,000
  issued and outstanding                      1,000,000             21,002              21,002                 --               --



                                                                                                FINANCIAL DATA OF
                                                                                                     FOHP-NJ
                                                                                                  PREDECESSOR TO
                                                                                                   THE COMPANY
                                                         DECEMBER 31,                              DECEMBER 31,
                                         ----------------------------------------          --------------------------
                                             1997             1996            1995           1994           1993
                                             ----             ----            ----           ----           ----

FOHP-NJ Other Provider Common
  Stock, $.01 par value,
  40,002 Shares issued and
  outstanding                                      --              --              --            400             --

Additional paid-in capital                208,053,796      30,648,489      30,648,489     15,341,561             --

Deficit                                  (136,620,579)    (56,535,558)    (25,790,452)   (11,049,507)    (2,081,935)
                                         ------------     -----------     -----------    -----------    -----------
Total Shareholders'
  (Deficiency) Equity                      72,433,217    (25,866,067)      4,879,039      4,302,655     10,318,065
                                         ------------     -----------     -----------      ---------    -----------
Total Liabilities and Shareholders'
 (Deficiency) Equity                     $218,611,231     $54,252,217     $37,361,833    $20,081,060    $10,894,190
                                         ============     ===========     ===========    ===========    ===========

                 Summarized Statement of Operations Information

                                                                                                FINANCIAL DATA OF FOHP-NJ
                                                                                                PREDECESSOR TO THE COMPANY
                                                                                              -------------------------------
                                                                                                               FOR THE PERIOD
                                                                                                                FROM MAY 18,
                                                                                              FOR THE YEAR      1993 (DATE OF
                                                 FOR THE YEAR ENDED                              ENDED          INCEPTION) TO
                                                    DECEMBER 31,                              DECEMBER 31,      DECEMBER 31,
                                          -----------------------------                       ------------      ------------
REVENUE:                                      1997             1996             1995              1994             1993
                                              ----             ----             ----              ----             ----
Premium revenue from owners/providers     $132,575,894     $135,544,112     $ 63,630,797       $5,639,724               --

Other premium revenue                      239,132,416      112,125,670       38,819,206        1,803,624               --

Interest and other income                    5,697,921        9,706,526        8,844,036        1,177,171          $22,151
                                          ------------     ------------     ------------       ----------       ----------
Total Revenue                             $377,406,231     $257,376,308     $111,294,039       $8,620,519          $22,151
                                          ------------     ------------     ------------       ----------       ----------
Expenses:

Medical services to owners/providers        63,882,103       37,026,903       17,319,035        1,405,175               --

Hospital services to owners/providers       64,553,166       30,156,890       11,068,909          808,920               --

Other medical services                     148,812,233      105,551,393       38,548,819        2,727,694               --

Other hospital services                    101,521,355       63,760,554       24,637,249        1,710,020               --

Selling, general and administrative         55,106,022       50,734,197       32,638,106       10,624,261        2,063,239

Management Fee - Qualmed, Inc.               7,502,899               --               --               --               --

Interest - Foundation Health
  Systems, Inc.                              1,790,410               --               --               --               --

Restructuring Costs                         12,825,570               --               --               --               --

Other                                        1,495,355          890,553        1,751,263          240,021           40,847
                                         -------------     ------------      -----------      -----------       ----------
Total Expenses                            $457,489,113     $288,120,490     $125,963,381      $17,588,091       $2,104,086
                                          ------------     ------------     ------------      -----------       ----------
Provision for state income taxes                 2,139              924           71,603               --               --
                                       ---------------    --------------    ------------      -----------       ----------
Net loss                                  ($80,085,021)    ($30,745,106)    ($14,740,945)     ($8,967,572)     ($2,081,935)
                                       --------------     ------------     ------------       ----------      -----------
Net loss per common share                       ($9.18)         ($14.64)          ($8.65)          ($8.40)          ($2.52)
                                       ===============    =============    =============      ===========      ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         The Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization of FOHP-NJ into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Company. Prior to the
Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The Company does not conduct, nor does management believe that it will conduct, any business. All health care benefit products and services are, and will be, provided by the Company's subsidiaries.

         FOHP-NJ, a New Jersey corporation, was formed in May 1993 to operate as an HMO in the State of New Jersey. FOHP-NJ received its COA in June 1994 to operate as an HMO in the service area encompassing the entire State of New Jersey and commenced operations on July 1, 1994. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Company on June 8, 1995. Currently, it is the Company's principal subsidiary.

         FOHP-NJ markets a comprehensive range of health care benefit plan products pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of March 15, 1998, FOHP-NJ had entered into provider agreements with 62 NJ Acute Care Institutions, approximately 11,000 NJ Practitioners and approximately 75 NJ Other Providers. The provider agreements have an initial term of one-year and are renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with NJ Institutional Shareholders as subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Institutional Shareholders are capped to be within a certain corridor (+/-4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

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

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         PREMIUM REVENUE. For the year ended December 31, 1997, medical premium revenue totalled $371.7 million or $124.0 million more than the $247.7 million of medical premium revenue generated during the same period in 1996. This increase was due to the significant subscriber growth experienced during 1997. Approximately 35% of medical premium revenue generated in 1997 and approximately 55% of medical premium revenue generated in 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and as FOHP-NJ's current sales efforts continue to focus on products which are not sold directly to employees of providers of FOHP-NJ. The Company also believes that it will benefit by its inclusion in the formation of FHS's Northeast region, which is comprised of three health plans with a total of more than one million members in the New York tri-state area.

         OTHER REVENUE. Other revenue, principally administrative fees, for the year ended December 31, 1997 was $2.0 million compared to $7.9 million of other revenue for 1996. This decrease is attributed to the sale of First Managed Care Option, Inc. ("FMCO"), formally a wholly owned subsidiary of the Company, in the last quarter of 1996. Interest income for 1997 was $3.7 million, a $1.9 million increase from the $1.8 million generated in 1996. The increase in interest income was due to the larger cash reserves related to the investments by FHS in April 1997 and December 1997.

         MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the year ended December 31, 1997 were $378.8 million or $142.4 million higher than expenses incurred in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the year ended December 31, 1997 was 101.9% compared to 95.5% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans, changes in the mix of products offered by FOHP-NJ, the inability of FOHP-NJ to effectively control utilization and referrals due to the significant growth of FOHP-NJ, and an increase in claims reserves to an amount at the high end of an actuarially determined range to reflect the Company's recent fluctuation of claims payment patterns. The Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in the future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totalled $64.4 million for the year ended December 31, 1997, including a $7.5 million administrative management fee charged by FHS and $1.8 million interest expense associated with the Debentures, compared to $50.8 million incurred for the same period in 1996. This increase in selling, general and administrative expenses was the result of the significant growth of FOHP-NJ.

         OTHER EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1997 increased by $525 thousand from the $879 thousand incurred during 1996. This increase was mostly the result of the costs of the Debentures being amortized in 1997 (approximately $309,000).

         RESTRUCTURING COSTS. During 1997, the Company estimated and recorded a restructuring charge of $12.8 million in connection with the FHS investment. The plan of restructuring primarily includes costs associated with work force reductions, terminations of existing contracts, asset impairment and the write-off of unamortized merger costs.

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         PREMIUM REVENUE. For the year ended December 31, 1996, medical premium revenue totalled $247.7 million or $145.2 million more than the $102.5 million of medical premium revenue generated in 1995. Medical premium revenue generated by the Company during the year ended December 31, 1996 was substantially greater than the medical premium revenue generated by the Company during the year ended December 31, 1995, due to the significant subscriber growth experienced during 1996. Approximately 55% of medical premium revenue generated in 1996 and approximately 62% of medical premium revenue generated in 1995 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ begins to fully benefit from current marketing efforts focused on individuals and businesses who or which are not providers to FOHP-NJ.

         OTHER REVENUE. Other revenue, principally administrative fees, for the year ended December 31, 1996 was $7.9 million compared to $7.6 million of other revenue for the prior year. This increase is attributed to the subscriber growth in self-insured products. Interest income for 1996 was $1.8 million, a $600 thousand increase from the $1.2 million generated in 1995. The increase in interest income was due to the larger cash reserves maintained by the Company in 1996.

         MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the year ended December 31, 1996 were $236.4 million or $144.8 million higher than expenses incurred in 1995. The increase in medical and hospital service expenses from 1995 to 1996 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) increased in 1996 to 95.5% from 89.3% in 1995 as a result of increased enrollment in the FOHP-NJ health plans, changes in the mix of products offered by FOHP-NJ, and the inability of FOHP-NJ to effectively control utilization and referrals due to the significant growth of FOHP-NJ. The Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, will lower the percentage of medical expenses to premium dollars in the future.

         Medical and hospital services expenses are accrued in the period the services are provided to enrollees in the FOHP-NJ health plans, based in part on estimates for hospital and other health care services which have been incurred but not yet reported. Such estimates are monitored and reviewed by the Company and its outside actuaries on a monthly basis and, as settlements are made or estimates adjusted, the resulting differences are reflected in the current period of operations. Since FOHP-NJ recently began operations and lacks significant historical experience, the estimate for incurred but not yet reported medical claims is based on currently available industry ratios of claims expense to premiums earned as well as the limited historical experience of FOHP-NJ.

         In the spring of 1996, the number of medial claims that had not been processed by the Company's outside claims administrator increased as a result of the significant increase in the number of enrollees in the FOHP-NJ health plans and the systems limitations of the outside claims administrator engaged by the Company to provide claims processing services. During the summer of 1996, the Company, in an effort to decrease the medical claims backlog, began using its own personnel to process claims and notified its outside claims administrator that if it did not begin to perform its claims processing functions in a manner consistent with the contract between FOHP-NJ and the claims administrator, FOHP-NJ would withhold payments as permitted in such contract. As a result of these efforts, the medical claims backlog was reduced significantly by the end of the third quarter of 1996. In the fourth quarter of 1996, the Company and its outside actuaries, using the same methodology for estimating incurred but not yet reported medical claims as had been used since FOHP-NJ first received its COA to operate as an HMO, but having more claims payment data available as a result of the reduction in the claims backlog, realized that they had previously underestimated the amount of the incurred but not yet reported medical claims and that, as a result, FOHP-NJ's incurred but not yet reported reserve needed to be increased in the fourth quarter of 1996 by approximately $13 million. The Company believes that the underestimation was due to FOHP-NJ's limited historical experience and the high medical costs related to new products offered by FOHP-NJ, such as Medicare products, Medicaid products and small business products.

         As a result of a significant increase in medical claims expenses during the fourth quarter of 1996, including an increase in FOHP-NJ's incurred but not yet reported reserve by approximately $13 million due to more complete payment data that were not available to the Company and its outside actuaries prior to such quarter, and the deterioration of the financial condition of the Company as a result of continuing losses generated from operations due to over utilization and high medical costs related to FOHP-NJ's Medicare products, Medicaid products and small business products, the Company's losses for the year ended December 31, 1996 increased by approximately $17 million from the approximately $14 million reported by the Company as of September 30, 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totalled $50.8 million for the year ended December 31, 1996 compared to $32.6 million incurred in 1995. This increase was the result of the significant growth of the Company and FOHP-NJ.

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

LIQUIDITY AND CAPITAL RESOURCES

         Gross proceeds of approximately $12,400,000, received by FOHP-NJ from the private offering and sale of 826,708 shares of common stock in 1993, were sufficient to cover the expenses incurred by FOHP-NJ in connection with the formation and development of its business. In order to fund its continuing development activities, FOHP-NJ sold 744,445 shares of common stock in a public offering which closed on October 31, 1994. Gross proceeds received by FOHP-NJ as a result of the sale of stock in the public offering amounted to $11,166,675. Further, in order to fund its continuing development of HMOs in New York, Pennsylvania and several other states, the Company sold 529,120 shares of Common Stock-NJ to NJ Practitioners in an offering which ended on September 1, 1995. Gross proceeds received by the Company as a result of the sale of Common Stock-NJ in the offering to NJ Practitioners amounted to $7,937,000.

         FOHP-NJ is required by the Departments to maintain a minimum statutory net worth. In addition, FOHP-NJ's COA originally provided that if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum requirement, FOHP-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, the Company learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum requirement. FOHP-NJ addressed this potential deficiency by submitting in April 1996 a plan of action to the Departments which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency.

         As part of the plan of action, on April 30, 1997, the Company sold to FHS the Initial Debenture in the aggregate principal amount of $51,701,120.38, pursuant to the Amended Securities Purchase Agreement. The principal amount of the Initial Debenture was convertible, at the option of FHS, into 71% of the Company's capital stock on a fully diluted basis. See "Notes to Consolidated Financial Statements - Note 2." At the closing of the purchase of the Initial Debenture, FHS converted $1,701,120.38 of principal amount of the Initial Debenture into 168,109 shares of Common Stock.

         To facilitate the sale of the Initial Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Initial Debenture, provided that FHS guarantees, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997, the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain 25% increments each quarter during 1998.

         In connection with the sale of the Initial Debenture, FHS and the Company entered into the Letter Agreement which clarifies FHS's right under the Amended Securities Purchase Agreement to infuse additional capital into the Company in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements. Pursuant to the Letter Agreement, FHS had the right to, at any time prior to December 31, 1997, contribute up to $5,000,000 in additional capital to the Company to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements as of December 31, 1997. In the event that FHS contributed additional capital to the Company to meet a Net Capital Shortfall or projected Net Capital Shortfall in accordance with the terms of the Letter Agreement, FHS would be issued additional convertible debentures in substantially the same form as the Debentures.

         The Amended Securities Purchase Agreement also provides that if the Company projects a Net Capital Shortfall and FHS does not advance funds to the Company to satisfy such Net Capital Shortfall, the Company may initiate a pro rata offering of its Common Stock to all the then-current shareholders of the Company to raise capital to satisfy the Net Capital Shortfall.

         Effective December 1, 1997, FHS converted the remaining $50 million of the principal amount of the Initial Debenture, dated as of April 30, 1997, into 4,941,049 shares of Common Stock. After the full conversion of the Initial Debenture, FHS owned 5,109,158 shares of the 7,195,997 shares of Common Stock outstanding, which represented 71% of the fully diluted equity of the Company.

         In order to satisfy certain net worth requirements applicable to FOHP-NJ and in accordance with the Amended Securities Purchase Agreement, FHS elected on December 8, 1997 to infuse $29 million into the Company in exchange for the New Convertible Debenture. Immediately upon the receipt of the New Convertible Debenture, FHS converted approximately $18,952,930 of the principal amount thereof into 92,804,003 shares of Common Stock. After the partial conversion of the New Convertible Debenture, FHS owned 97,913,161 shares of the 100,000,000 shares of Common Stock outstanding, which represents approximately 98% of the fully-diluted equity of the Company.

         As of December 31, 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures.

         Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures." It is estimated that this deposit covering two months of incurred health expenditures will be approximately $50 million. A final determination of the deposit will be made in 1998. One- fourth of the deposit, or $12.5 million (including interest earned), was made prior to September 30, 1997. The remainder of the deposit must be in quarterly installments during 1998, recalculated as of year-end 1997.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and as yet is unable to estimate the cost. The Company does not expect this project to have a significant effect on operations. Expenditures through December 31, 1997 have not been material. The Company will implement its plan by placing a higher priority on the systems with significant operational implications. The Company will continue to implement systems with strategic value through some projects may be delayed due to resource constraints.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

         The consolidated financial statements and supplementary data of the Company called for by this item are submitted as a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and position of each person serving as an executive officer of the Company are set forth below and brief summaries of their business experience and certain other information with respect to each of them is set forth in the information which follows the table:

    NAME                   AGE     POSITION
    ----                   ---     --------
    Roger W. Birnbaum       61     President and Chief Executive
                                   Officer

    Dr. Joseph Singer       40     Executive Vice President and Chief
                                   Medical Officer

    Donald Parisi           42     Senior Vice President, Secretary and General
                                   Counsel

    Marc M. Stein           46     Chief Financial Officer

----------
         Roger W. Birnbaum has served as President and Chief Executive Officer of the Company since June 1, 1997, and served on the Company's Board of Directors from April 16, 1997 to March 25, 1998. Prior to becoming President and Chief Executive Officer of the Company, he served as the President of the Princeton HealthCare Group from October 1991. From July 1972 to September 1991, Mr. Birnbaum served as the President and Chief Executive Officer of HIP/Rutgers Health Plan, Inc. Mr. Birnbaum has been a Professor of Health Care at Rutgers State University of New Jersey since July 1972 and Adjunct Associate Professor at the University of Medicine and Dentistry of New Jersey since January 1974. Mr. Birnbaum is on the Board of Directors of Caldwell B. Esselstyn Foundation and the Board of Trustees of Rutgers Community Health Foundation.

         Dr. Joseph Singer has served as Executive Vice President and Chief Medical Officer of the Company since June 8, 1995. Dr. Singer also has served as Executive Vice President, Medical Affairs and Medical Director of FOHP-NJ since February 1995. Prior to joining FOHP-NJ, Dr. Singer was a practicing physician in Moorestown and Medford, New Jersey, with a family practice and specialty in geriatrics.

         Donald Parisi has served as Senior Vice President, Secretary and General Counsel of the Company since June 1, 1997 and from June 8, 1995 to December 1996. Mr. Parisi served as acting President and Chief Executive Officer of the Company from December 1996 to May 31, 1997. Mr. Parisi served as Vice President, Legal Affairs and General Counsel of FOHP-NJ from August 1994 to June 8, 1995. From 1992 to 1994 he was a partner in the law firm of Donington, Karcher, Leroe, Salmond, Ronan & Rainone and from 1988 to 1992 he served as a Deputy Attorney General for the State of New Jersey.

         Marc M. Stein has served as Chief Financial Officer of the Company since February 18, 1997. Prior to becoming the Chief Financial Officer of the Company, he served as Treasurer of HIP Insurance Company of New Jersey and financial officer of HIP Health Plan of Pennsylvania from February 1995. From November 1992 to February 1995, Mr. Stein served as Senior Vice President of HIP of Greater New York.

         Pursuant to the Administrative Management Agreement, each of Mr. Birnbaum, Dr. Singer, Mr. Parisi, and Mr. Stein is employed by FHS. The salaries and benefits of the aforementioned executive officers is either paid by or charged to the Company. See "Executive Compensation-Employment Agreements" and "Certain Relationships and Related Transactions."

CURRENT DIRECTORS OF THE REGISTRANT

         The name, address, age and principal occupation or employment of each director currently serving on the Board of Directors of the Company is set forth below:

                                              PRINCIPAL OCCUPATION
    NAME AND ADDRESS            AGE               OR EMPLOYMENT
    ----------------            ---          ----------------------
Dr. John F. Bonamo               47   Obstetrician and Gynecologist
95 Northfield Avenue
West Orange, NJ  07052

Sister Jane Frances Brady        62   President of St. Joseph's Hospital and
St. Joseph's Hospital and             Medical Center
 Medical Center
703 Main Street
Paterson, NJ  07503

Mr. Bruce G. Coe                 67   President Emeritus of New Jersey Business
41 Lambert Lane                       and Industry Association
Lambertville, NJ  08530

Mr. Christopher M. Dadlez        44   Executive Vice President of Saint Barnabas
Saint Barnabas Health Care            Health Care System
 System
Old Short Hills Road
Livingston, NJ  07039

Dr. Mark L. Engel                51   Ophthalmologist
733 North Beers Street
Holmdel, NJ  07733

Dr. Thomas J. Feneran            49   Urologist
102 East Bay Avenue, Suite C
Manahawkin, NJ  08050

                                                PRINCIPAL OCCUPATION
      NAME AND ADDRESS             AGE             OR EMPLOYMENT
      ----------------             ---       ---------------------------
Mr. John J. Gantner                 45    Senior Vice President of Finance and
Robert Wood Johnson                       Treasurer of the Robert Wood Johnson
 University Hospital                      University Hospital
One Robert Wood Johnson Place
New Brunswick, NJ  08903

Mr. Jay M. Gellert                  44    President and Chief Operating Officer
Foundation Health Systems, Inc.           of Foundation Health Systems, Inc.
21600 Oxnard Street
Woodland Hills, CA  91367

Mr. Laurence M. Merlis              43    Executive Vice President of the
Meridian Health System                    Meridian Health System
Monmouth Shores Corporate Park
1350 Campus Parkway
Wall, NJ  07753

Mr. Robert L. Natt                  49    President and Chief Executive Officer
Physician Health Services, Inc.           of FHS Northeast Region
One Far Mill Crossing
Shelton, CT  06484

Dr. Om P. Sawhney                   60    Plastic Surgeon
1550 Park Avenue
South Plainfield, NJ  07080

Mr. Thomas W. Wilfong               42    President of New Jersey Operations of
FOHP, Inc.                                Foundation Health Systems, Inc.
3501 State Highway 66
Neptune, NJ  07754

-------------
         There are no family relationships among the current directors or executive officers of the Company. None of the executive officers or directors of the Company are directors of any company registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Pursuant to the By-laws of FOHP-NJ, each person serving on the Board of the Company automatically serves on the Board of Directors of FOHP-NJ.

         Dr. John F. Bonamo has been an obstetrician and gynecologist in private practice since 1981. He is Secretary of the Department of OB/GYN of Saint Barnabas Medical Center. Dr. Bonamo serves as Chairman of the Board of MetroWest I.P.A. He has served as a director of the Company since April 16, 1997.

         Sister Jane Frances Brady has served as the President of St. Joseph's Hospital and Medical Center since November 1972. She also serves as Treasurer of St. Joseph's Hospital and Medical Center and the Paterson Economic Development Corporation. Sister Jane Frances Brady serves as a trustee of St. Joseph's Hospital and Medical Center Foundation and as Chairperson of the Board of the Via Caritas Health System. In addition, she serves as the President of Hospital Alliance of New Jersey. She has served as a director of the Company since April 16, 1997 and as a director of FOHP-NJ since January 1994.

         Mr. Bruce G. Coe is currently serving as President Emeritus of the New Jersey Business and Industry Association. From 1982 to 1996 he served as President of the New Jersey Business and Industry Association. Mr. Coe serves on the Boards of Directors of New Jersey Resources Corporation. He also serves on the Boards of Trustees of New Jersey Future and New Jersey Historical Society. He has served as a director of the Company since April 16, 1997.

         Mr. Christopher M. Dadlez, FACHE, has been Executive Vice President of the Saint Barnabas Health Care System since June 1996. From March 1992 to June 1996, Mr. Dadlez served as the President and Chief Executive Officer of Monmouth Medical Center. From January 1995 to May 1996, Mr. Dadlez served as the President of Mid-Atlantic Health Group. From June 1984 to March 1992, he was Executive Vice President and Chief Operating Officer of Sinai Hospital,
Baltimore, Maryland. Mr. Dadlez serves on the Board of Trustees of the New Jersey Hospital Association and Ronald McDonald House. He serves as Chairman of Long Branch Tomorrow and is on the Board of Trustees of the Greater Long Branch Chamber of Commerce. He has served as a director of the Company since June 7, 1995 and as a director of FOHP-NJ since January 1994.

         Dr. Mark L. Engel, an ophthalmologist, has served as President of Ophthalmic Physicians of Monmouth since August 1975. From January 1989 through December 1990 he served as President of the Bayshore Hospital Medical Staff. Dr. Engel is a trustee of Ophthalmic Physicians of Monmouth. He has served as a director of the Company since June 7, 1995 and as Chairman of the Board of the Company since April 16, 1997. Dr. Engel also served as a director of FOHP-NJ since January 1994 and as Chairman of the Board of FOHP-NJ since June 1995.

         Dr. Thomas J. Feneran has been a physician in private practice since June 1983. He is an urologist, associated in Drs. Feneran & Fernicola, P.C. Dr. Feneran serves as a physician representative to the Board of Trustees of Southern Ocean County Hospital. He has served as a director of the Company since June 7, 1995 and as a director of FOHP-NJ since January 1994.

         Mr. John J. Gantner has served as Treasurer of the Robert Wood Johnson University Hospital since May 1995. In 1993, he joined Robert Wood Johnson University as Senior Vice President of Finance. From October 1988 to December 1992, Mr. Gantner was a partner in the New York/New Jersey office of Ernst & Young. Mr. Gantner is a Certified Public Accountant and a Certified Managerial Accountant. He has served as a director of the Company since April 16, 1997.

         Mr. Jay M. Gellert became President and Chief Operating Officer of FHS on May 7, 1997. From April 1, 1997 until May 7, 1997, Mr. Gellert served as Executive Vice President and Chief Operating Officer of FHS. Mr. Gellert served as a director and President and Chief Operating Officer of Health Systems International, Inc., a predecessor of FHS, from June 1996 until April 1, 1997. Prior to joining FHS, Mr. Gellert directed Shattuck Hammond Partners Inc.'s strategic advisory engagements in the area of integrated delivery systems development, managed care network formation and physician group practice integration. Prior to joining Shattuck Hammond Partners, Inc. Mr. Gellert was an independent consultant, and from 1988 to 1991, he served as President and Chief Executive Officer of Bay Pacific Health Corporation. From 1985 to 1988 Mr. Gellert was Senior Vice President and Chief Operating Officer for California Healthcare System. He has served as a director of the Company since March 25, 1998.

         Mr. Laurence M. Merlis has served as an Executive Vice President of the Meridian Health System since January 1, 1997. Prior thereto, Mr. Merlis served as President and Chief Executive Officer of Riverview Medical Center for the period May 1993 to January 1997. From January 1986 through May 1993 he served as President of East Orange General Hospital. Mr. Merlis serves on the Board of Directors of Monmouth-Ocean Hospital Corporation. He also is a member of the Board of Trustees of the New Jersey Hospital Association. He has served a director of the Company since April 16, 1997 and as a director of FOHP-NJ since January 1994.

         Mr. Robert L. Natt became President of the Northeast region of FHS in January 1998. Previously, he served as President and Co-Chief Executive Officer of PHS, now a subsidiary of FHS, from August 1996 until December 1997, when FHS acquired PHS. From 1985 through August 1996, Mr. Natt served as Chief Operating Officer of PHS. He has served as a director of the Company since March 25, 1998.

         Dr. Om P. Sawhney has been a practicing physician in Plastic Surgery & Rehabilitation Medicine Associates since January 1974. Dr. Sawhney is a consultant to the Audit Committee - Medical Inter Insurance Exchange and the Board of Managers of Associates in Medical Service at Muhlenberg, L.L.C. He is on the Board of Directors of the Muhlenberg Foundation and the Central Jersey I.P.A. Dr. Sawhney is also President of Associates in Medicine and Surgery, P.A. He has served as a director of the Company since June 7, 1995 and as a director of FOHP-NJ since January 1994.

         Mr. Thomas W. Wilfong has served as President of FHS' New Jersey operations since February 1998. Mr. Wilfong served as Executive Director of PHS's New Jersey operations from August 1996 to February 1998. From July 1986 to August 1996, Mr. Wilfong served as Vice President of Medical Management of Central New Jersey Medical Group. He has served as a director of the Company since March 25, 1998.

DIRECTOR COMPENSATION; COMMITTEE SERVICE

         The members of the Company's Board of Directors and any committee thereof may be paid their expenses, if any, relating to their attendance at Board or committee meetings, and directors who are not full-time employees of the Company may be paid a fixed sum for attendance at Board or committee meetings or paid a stated salary as a director. Currently, the members of the Company's Board of Directors are entitled to receive an annual retainer of $10,000 and $500 for each Board meeting attended, $300 for each telephonic Board meeting in which the director participates, $300 for each committee meeting attended, and $200 for each telephonic committee meeting in which a director participates. The Chairman of the Board is entitled to receive an additional $5,000 annual retainer and the chairpersons of the following committees are entitled to receive a $2,000 annual retainer: Audit Committee; Finance Committee; Medical Affairs Committee; and Grievance Committee.

         The Company paid approximately $107,150 during the fiscal year-ended December 31, 1997 to members of the Board of Directors for their services as directors and committee members.

COMMITTEES

         Pursuant to the Company's By-laws, the Company has an Audit Committee which is responsible for evaluating and recommending the appointment of independent auditors for the Company and its subsidiaries, and for reviewing, in consultation with such auditors, the annual financial statements (on a consolidated and separate company basis), systems of internal controls and accounting principles of the Company and its subsidiaries.

         In addition, pursuant to the Company's By-laws, the Board of Directors may, by one or more resolutions passed by a majority of the directors then in office, establish such other committees as it shall determine necessary for the operations of the Company. The Board of Directors has empowered the members of the Audit Committee to act as the Company's Compensation Committee which shall make decisions relating to the compensation of the officers, directors and employees of the Company. The Compensation Committee is currently comprised of the following directors: Mr. Bruce G. Coe, Mr. John J. Gantner, Mr. Laurence M. Merlis and Dr. Om P. Sawhney.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During the fiscal year ended December 31, 1997, the Compensation Committee consisted of Mr. Coe, Mr. Gantner, Mr. Merlis and Dr. Sawhney.

         During the fiscal year ended December 31, 1997, no executive officer of the Company, served as a member of the compensation committee or as a director of another entity, except for any subsidiary or affiliate of the Company.

 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission"). Executive officers, directors and greater than 10% percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to events or transactions during fiscal 1997 except that the Form 4 required to be filed by FHS in January 1998 in connection with the conversion of Debentures was filed in February 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries, for the fiscal years ended December 31, 1997, 1996 and 1995, of the persons serving as the Chief Executive Officer of the Company during the fiscal year ended December 31, 1997, and the next three highest paid executive officers of the Company in fiscal 1997 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE



                                         ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                  ---------------------------------   -------------------------------------------------
                                                                                AWARDS             PAYOUTS
                                                                      -------------------------    -------
                                                           Other                      Securities              All
                                                           Annual     Restricted      Underlying              Other
Name and                                                   Compen-    Stock           Options/     LTIP       Compensa-
Principal Position        Year     Salary($)   Bonus($)    sation($)  Award(s)($)     SARS(#)      Payouts    tion($)(1)(2)
------------------        ----     --------    --------    ---------  -----------     -------      -------    ------------
Roger W. Birnbaum         1997     $140,615(3) $25,000(4)     --         --            --            --       $85,722(5)
 President and
 Chief Executive Officer

Joseph Singer             1997      240,000     28,000        --         --            --            --         5,035
 Executive Vice President 1996      239,354         --        --         --            --            --         4,905
 and Chief Medical        1995      177,217         --        --         --            --            --            --
 Officer

Donald Parisi(6)          1997      151,346     40,000        --         --            --            --         5,056
 Senior Vice President,   1996      144,231         --        --         --            --            --         4,981
 Secretary and General    1995      120,019         --        --         --            --            --         2,361
 Counsel

Marc M. Stein             1997      144,038(7)  35,000(8)     --         --            --            --         5,132
 Chief Financial Officer


------------
(1) Includes amounts contributed by the Company under its 401(k) Plan. All full-time employees who have completed 30 days of service with the Company or any of its subsidiaries are eligible to participate in the 401(k) Plan which allows eligible employees to save up to 15% of their pre-tax compensation (subject to a maximum amount per year established annually pursuant to the Code) through a payroll deduction. Subject to the discretion of the Board of Directors, the Company may make matching contributions to the 401(k) Plan. Amounts contributed by the Company to the accounts of the Named Officers for fiscal 1997 are as follows: Mr. Birnbaum - $4,750; Dr. Singer - $4,750; Mr. Parisi - $4,750; and Mr. Stein - $4,750.
(2) Includes amounts of insurance premiums paid by the Company in fiscal 1997 with respect to term life insurance for the benefit of the Named Officers. Amounts paid by the Company for the benefit of the Named Officers are as follows: Mr. Birnbaum - $972; Dr. Singer - $285; Mr. Parisi - $306; and Mr. Stein - $382.
(3)     Represents the period June 1, 1997 to December 31, 1997.
(4)     Such  bonus was earned in fiscal year 1997 but was not paid until  March
        1998.
(5) Mr. Birnbaum served as a consultant to FHS from February to May 1997 for which he was paid a consultant fee by FHS of $80,000.
(6) Mr. Parisi served as acting President and Chief Executive Officer from December, 1996 to May 31, 1997.

(7)    Represents the period February 18, 1997 to December 31, 1997.
(8)    Such bonus was earned in fiscal year 1997 but was not paid until February
       1998

EMPLOYMENT AGREEMENTS

        Effective June 1, 1997, Roger W. Birnbaum became the President and Chief Executive Officer of the Company pursuant to an employment letter agreement entered into by Mr. Birnbaum and FHS dated May 6, 1997 (the "Birnbaum Employment Agreement"). In accordance with the terms of the Birnbaum Employment Agreement, Mr. Birnbaum (i) earns a monthly base salary of approximately $20,833, (ii) is eligible to receive a monthly automobile allowance of $1,000, (iii) is guaranteed a management bonus of at least $25,000 for 1997 and 1998, (iv) may be granted stock options to acquire FHS stock in an amount comparable to peer managers of FHS upon the approval of the FHS Compensation and Stock Option Committee, and (v) is entitled to other customary benefits provided by FHS to its employees. Mr. Birnbaum recently was paid his 1997 bonus of $25,000. Pursuant to the terms of the Birnbaum Employment Agreement, Mr. Birnbaum's employment with FHS is on an "employee-at-will" basis and FHS may at any time terminate Mr. Birnbaum's employment for any reason other than cause by giving 60 days' prior written notice; provided, however, that upon such termination Mr. Birnbaum will be entitled to receive his base salary for six (6) months after the date of such termination (the "Birnbaum Severance Payments"), and, if such termination is within the first twelve (12) months of Mr. Birnbaum's employment, Mr. Birnbaum will be paid as an employed consultant at his base salary at the time of termination for an additional six (6) months. As a consequence of the formation of FHS's Northeast region, Mr. Birnbaum's employment as President and Chief Executive Officer of the Company will terminate as of April 1, 1998. In connection with such termination, Mr. Birnbaum will receive the Birnbaum Severance Payments provided under the Birnbaum Employment Agreement commencing October 1, 1998. From April 1, 1998 to September 30, 1998, Mr. Birnbaum will provide consulting services to the Company as set forth in the Birnbaum Employment Agreement.

        Effective July 1, 1997, FHS entered into an employment letter agreement (the "Singer Employment Agreement") with Dr. Joseph Singer pursuant to which Dr. Singer will remain as Chief Medical Officer of the Company. The Singer Employment Agreement supercedes all prior employment agreements relating to Dr. Singer's employment by the Company. In accordance with the terms of the Singer Employment Agreement, Dr. Singer (i) earns a monthly salary of $20,000, (ii) is eligible to receive a monthly automobile allowance of $1,000, (iii) received a $28,000 signing bonus in 1997, (iv) is eligible to participate in the FHS Management Bonus Plan under which he may earn a percentage of his base salary as a bonus subject to the discretion of the FHS Compensation and Stock Option Committee, and (v) is eligible to receive and/or participate in the benefits customarily provided by FHS to its employees. Pursuant to the terms of the Singer Employment Agreement, Dr. Singer is an "employee-at-will" and is eligible to receive four (4) months of severance pay upon his leaving the employ of FHS, provided that such termination is not by reason of "just cause," as defined in the Singer Employment Agreement.

         Pursuant to an employment letter agreement dated February 6, 1997 between FHS and Marc M. Stein, Mr. Stein became Chief Financial Officer of the Company on February 18, 1997. Pursuant to such letter agreement, Mr. Stein was recently paid a bonus of $35,000 or 20% of his annual base salary. On February 9, 1998, FHS and Mr. Stein entered into another employment letter agreement (the "Stein Employment Agreement"), which agreement supersedes the previous employment letter agreement dated February 6, 1997. The Stein Employment Agreement terminates on March 31, 1999, provided that such agreement may be terminated prior thereto at the discretion of FHS. In accordance with the terms of the Stein Employment Agreement, Mr. Stein (i) earns an annual salary of $175,000, (ii) is eligible to participate in the 1998 FHS Management Bonus Plan and in the 1999 FHS Management Bonus Plan on a prorated basis, (iii) is entitled to receive a monthly automobile allowance of $500, (iv) is eligible to participate in the FHS Management Stock Option Plan, and (v) receives other customary benefits provided by FHS to its employees. Provided that Mr. Stein remains employed by FHS until March 31, 1999, or if his employment is terminated prior to March 31, 1999 for any reason other than "just cause," as defined in the Stein Employment Agreement, Mr. Stein will receive as retention bonus equal to three months salary on March 31, 1999. Pursuant to the terms of the Stein Employment Agreement, if Mr. Stein's employment is terminated for any reason other than "just cause" prior to March 31, 1999, FHS will continue to pay Mr. Stein his salary through September 30, 1999, which includes six (6) months severance. If, on January 31, 1999, FHS offers continued employment to Mr. Stein and Mr. Stein rejects such offer, Mr. Stein will be entitled to six (6) months severance commencing April 1, 1999 and his retention bonus as described in the Stein Employment Agreement.

 ITEM 12.  PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP MANAGEMENT.

        The following table sets forth information as of March 15, 1998, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange
Act) of the Company's Common Stock, which is the only class of the Company's capital stock with shares issued and outstanding, by each director of the Company, each of the Named Officers (as defined in the section herein captioned "Executive Compensation"), each person or group of persons known by the Company to be the beneficial owner of more than 5% of Common Stock, and all directors, nominees for director and executive officers of the Company as a group:


                                                        BENEFICIAL OWNERSHIP OF
                                                             COMMON STOCK
                                                      --------------------------
                                                                      PERCENT OF
NAME OF BENEFICIAL OWNER                             NO. OF SHARES (1)  CLASS
-------------------------                            ----------------- ---------

Foundation Health Systems, Inc.(2)...................   97,913,161       97.9%

Dr. John F. Bonamo (3)...............................        1,500         (4)

Sister Jane Frances Brady (3)........................          --

Bruce G. Coe (3).....................................          --

Christopher M. Dadlez (3)............................          --

Dr. Mark L. Engel (3)................................       7,017 (5)      (4)

Dr. Thomas J. Feneran (3)............................       4,100          (4)

John J. Gantner (3)..................................          --

Jay M. Gellert (3)...................................          --

Laurence M. Merlis (3)...............................          --

Robert L. Natt (3)...................................          --

Dr. Om P. Sawhney (3) (6)............................       5,800 (6)      (4)

Thomas W. Wilfong (3) ...............................          --

Roger W. Birnbaum (7)................................          --

Dr. Joseph Singer (7)................................       8,000          (4)

Donald Parisi (7)....................................          --

Marc M. Stein (7)....................................          --

All Directors and Executive Officers

as a Group (16 persons)..............................      26,417 (5)(6)   (4)
---------------

(1) Except as otherwise indicated, all of the shares of Common Stock are held beneficially and of record.

(2) FHS's principal offices are located at 21600 Oxnard Street, Woodland Hills, CA 91367.
(3)   Such person currently serves as a director of the Company.
(4) Shares beneficially owned do not exceed 1% of the Company's outstanding Common Stock.
(5) Includes an aggregate of 417 shares of Common Stock held by Dr. Barbara Engel, Dr. Mark L. Engel's wife, as to which shares he disclaims any beneficial interest.
(6) Includes an aggregate of 500 shares of Common Stock held by Dr. Veena Sawhney, Dr. Om P. Sawhney's wife, as to which shares he disclaims any beneficial interest.
(7)   Such person is an executive officer of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      MANAGEMENT AGREEMENTS WITH FHS

      Each of the Management Agreements provides that FHS will employ the business executives in charge of the Company and each of its subsidiaries, and each executive in charge of a principal business division, unit or function (including, but not limited to finance, legal, operations, sales and marketing, information systems, medical management, and provider contracting and relations) (collectively, the "Executives"). Each of the Executives will report to FHS's senior management. All the Executives shall be appointed by the Company's Board of Directors to the offices requested by FHS: PROVIDED, HOWEVER, that the Board may reject any proposed appointee it reasonably finds to be of insufficient ethical character for such office; and provided further, that the Board may, after due consultation with FHS based on a reasonable determination of intentional and material unethical behavior or insubordination or willful misconduct or gross negligence, remove any such Executive. Currently, Mr. Roger
W. Birnbaum, President and Chief Executive Officer of the Company, Dr. Singer, Executive Vice President and Medical Director of the Company, Mr. Donald Parisi, Senior Vice President, General Counsel and Secretary of the Company; and Mr. Marc M. Stein, Chief Financial Officer of the Company, are employed by FHS.

      Each of the Management Agreements provides that the Company will employ an internal auditor who will report directly to the Board of Directors.

      Each of the Management Agreements has an initial term of five years, subject to automatic one year renewal terms unless either party provides written notice of non-renewal to the other party at least two years prior to the then current term of the agreement. A party may terminate either of the Management Agreements if (i) the other party is in material breach of the agreement (subject to certain rights to cure any such breach); (ii) the other party (a) becomes insolvent, (b) voluntarily seeks, consents to or acquiesces in the benefit or benefits of any Debtor Relief Law (as defined in the Management Agreements) or (c) becomes a party to (or be made the subject of) any proceeding provided by any Debtor Relief Law, other than as a creditor or claimant (unless, in the event the proceeding is voluntary, the petition instituting the voluntary proceeding is dismissed within 45 days of the date it was filed).

      Under the Administrative Management Agreement, FHS is entitled to receive a monthly management fee (the "Management Fee") equal to the sum of (a) 2% of the total revenue of the health plans offered by the Company (the "FOHP Health Plans") for such month plus (b) reimbursement for (i) direct expenses incurred by third parties and (ii) salaries and benefits of the Executives; PROVIDED, HOWEVER, that the aggregate amount of payments to be made to FHS with respect to clause (a) for each calendar year during the term of the Administrative Management Agreement shall in no event be less than $5,000,000.

      In connection with the sale of the Initial Debenture, the Company paid FHS a phase-in period management fee of $1,701,120.38, which was based on certain administrative services provided by FHS to the Company from January 1, 1997 to April 30, 1997.

      At the end of each month during the term of the Administrative Management Agreement, FHS shall provide the Company with statements setting forth the Management Fee for such month. The Management Fee for any month shall become payable within ten days after receipt by the Company from FHS of the statements for such month.

      In the event that FHS establishes a regional or centralized multi-entry system relating to functions ordinarily and customarily handled at the plan level and not described in the MIS Management Agreement (such as plan level accounting and membership services), FHS shall have the right to transfer such functions performed by the FOHP Health Plans to such regional system, in which case the Company shall be obligated to pay to FHS the share of such regional systems costs incurred by FHS with respect to such function which is allocable to the FOHP Health Plans; provided, however, the regionalization or centralization of functions by FHS must result, in the aggregate, in cost savings to the FOHP Health Plans and any data processing functions performed under such regionalization or centralization shall not cost more than what is contemplated under the Company's current Management Information Services Agreement (the "HSII Agreement") with Health Systems Integration, Inc. ("HSII").

      In the event any of the Management Fees due and payable to FHS under the Administrative Management Agreement are not paid, such Management Fees may, at FHS's option, be added to the principal amount of the Debentures except that Management Fees due and payable during calendar year 1998 may only be added to such principal amount to the extent permitted by the Debentures. Any due and payable but unpaid Management Fees not added to the principal amount of the Debentures shall bear interest at the rate of the Initial Debenture until paid in their entirety or added to the principal amount of the Debentures.

      As compensation under the MIS Management Agreement, the Company will (i) pay FHS fees and charges to be specified by FHS upon the effectiveness of the agreement, which fees and charges shall be no greater than the compensation paid to HSII pursuant to the HSII Agreement and (ii) reimburse FHS for such costs and expenses as to which HSII is entitled to reimbursement under the HSII Agreement and documents related thereto.

      FHS is required to provide and perform the following services under the Administrative Management Agreement, subject to the direction of the FOHP Health Plans and consistent with the manner in which FHS provides such services to its other subsidiaries, without disadvantage to the Company or the FOHP Health Plans; (i) manage the diagnosis and assessment of the information/operating systems of the FOHP Health Plans and provide support for all necessary conversions, supplements and enhancements to such systems; (ii) manage the FOHP Health Plans in their provider contracting efforts and provider relations matters, including the establishment of appropriate provider reimbursement structures; (iii) provide human resources and employee benefit corporate management services to the FOHP Health Plans in recruiting employees and in implementing personnel policies and procedures and employee benefit programs;
(iv) provide consultation and assistance to the FOHP Health Plans in connection with governmental relations and legislative activities (including regulatory compliance matters) affecting the FOHP Health Plans; (v) provide consultation and assistance to the FOHP Health Plans in conducting analyses of the marketplace in which they operate and in developing an appropriate strategic plan; (vi) provide consultation and assistance to the FOHP Health Plans in connection with the development and dissemination of enrollment and disclosure materials for enrollees thereof, employers and other groups contracting with any of the FOHP Health Plans and other third parties; (vii) provide administrative support to the FOHP Health Plans in the formulation review and implementation of the utilization review and quality assurance programs thereof; (viii) provide consultation and assistance to the FOHP Health Plans in connection with protecting the confidentiality of the records thereof and ensuring compliance with all applicable federal, state and local laws and regulations relating to the records thereof; (ix) consult with and assist the FOHP Health Plans in support of the medical management policies and procedures thereof, in preparing and negotiating contracts with participating providers, subscriber groups, vendors and other third parties; (x) provide consultation and assistance to the FOHP Health Plans in the preparation of the annual budget thereof, which will set forth their major operating objectives, anticipated revenues, expenses, cash flow and capital expenditures; (xi) provide oversight management to the FOHP Health Plans in recording and analyzing the financial condition thereof, including financial review and analysis of health care costs incurred thereby and assist in the preparation of appropriate federal, state and local tax returns and provide the FOHP Health Plans with advice as to appropriate tax accruals; (xii) provide consultation and assistance to the FOHP Health Plans in the establishment, review and modification of collection policies and programs designed to minimize the number and amount of outstanding accounts receivable thereof; (xiii) provide consultation and assistance in implementing the FOHP Health Plans' premium structures, which premium structures shall take into account the financial obligations of the FOHP Health Plans, the importance of providing quality health care at a reasonable cost and competition of the FOHP Health Plans and the service areas; (xiv) give advice to the FOHP Health Plans concerning various business insurance programs, including but not limited to, professional liability insurance, directors and officers liability insurance, reinsurance and workers' compensation insurance; (xv) provide consultation and assistance to the FOHP Health Plans in connection with the sales and marketing efforts of the FOHP Health Plans, including assistance with regard to the selection of advertising agencies, the conduct of surveys respecting the satisfaction of subscriber groups and enrollees of the FOHP Health Plans and the FOHP Health Plans' sales programs and techniques; (xvi) provide to the FOHP Health Plans actuarial and data analysis services, and assistance in the development of underwriting standards; (xvii) assist the Boards of Directors of the Company and its subsidiaries in reviewing the short, medium and long range objectives of the FOHP Health Plans and in formulating recommendations with respect thereto; and (xviii) provide such other services, not specifically mentioned herein, that are mutually agreed upon between the parties.

      FHS shall provide and perform the following services under the MIS Management Agreement: (i) provide all claims processing, record keeping and data processing services to the

FOHP Health Plans that are currently provided by HSII pursuant to the HSII Agreement; and (ii) provide such other related services as are mutually agreed upon between the parties.

      Under each of the Management Agreements, FHS will defend, indemnify and hold the FOHP Health Plans and, among others, their respective officers, directors, shareholders, employees and agents, from and against any and all claims, actions, damages, obligations, losses, liabilities, costs and expenses, including attorneys' fees, other professional fees, costs of collection and other costs of defense ("Management Agreement Damages"), resulting from FHS's gross negligence or willful misconduct. In addition, the Company has agreed to defend, indemnify and hold FHS and, among others, its officers, directors, shareholders, employees and agents, from and against any and all Management Agreement Damages resulting from FHS's execution of the Management Agreements or performance of services thereunder, provided that no such indemnification shall be provided to the extent that such Management Agreement Damages result from FHS's gross negligence or willful misconduct.

      EXCHANGE/CASH OFFER FOR SHARES

      FHS may at any time during 1999, at its option, either make an offer to shareholders of the Company to exchange shares of FHS Common Stock (referred to herein as the "Exchange Offer") or make an offer to pay cash (referred to herein as the "Cash Offer") for the shares of Common Stock of the Company held by the Company's shareholders, other than FHS. FHS is required to furnish the Company with ten days written notice of its intention to promptly make such Exchange
Offer or Cash Offer, as the case may be (the date of such notification to be referred to herein as the "Offer Notice Date"). In the Exchange Offer, FHS would agree to exchange, for each outstanding share of Common Stock, the number of shares of FHS Common Stock as shall have a Purchaser Stock Market Value (as hereinafter defined) equal to the Company Stock Value (as hereinafter defined) of the share of Common Stock that is being exchanged. In the Cash Offer, FHS would agree to pay in cash, for each outstanding share of Common Stock, a purchase price equal to the Company Stock Value of the share of Common Stock being purchased.

      The term "Purchaser Stock Market Value" means the average closing sales price of the FHS Common Stock on the New York Stock Exchange, Inc. (or, if such FHS Common Stock is not at such time listed on the New York Stock Exchange, Inc., on such other national securities exchange as the FHS Common Stock shall at such time be listed or quoted) for the five consecutive trading days immediately preceding the date on which the Exchange Offer is commenced by FHS; PROVIDED, HOWEVER, that, in the event FHS Common Stock shall at such time not be listed or quoted on any national securities exchange, "Purchaser Stock Market Value" shall be determined in accordance with the procedures for the determination of the Company Stock Value as described below.

      The "Company Stock Value" shall be determined as follows: FHS and the Company (through the directors of the Company with no affiliation with FHS) shall, within ten days after the Offer Notice Date, each select an independent qualified appraiser to appraise the Company

Stock Value. The two independent qualified appraisers shall exchange their respective appraisals within ten business days and submit such appraisals to the Company and FHS. If the two independent qualified appraisers agree on an appraisal for the Company Stock Value, the Company Stock Value shall be the agreed-upon amount. If only one of such appraisers so submits an appraisal within the ten business day period, the Company Stock Value shall be the amount set forth in such appraisal. If the two independent qualified appraisers submit their appraisals within the ten business day period but cannot agree upon a Company Stock Value, the two independent qualified appraisers shall select a third independent qualified appraiser to appraise the Company Stock Value. The third independent qualified appraiser shall submit its appraisal with ten business days to FHS and the Company. The Company Stock Value shall be determined by taking the average of the two appraisals which are closest to each other; PROVIDED, HOWEVER, that if the appraisal amount which is less than the highest appraisal and greater than the lowest appraisal is greater or less than the average amount of the other appraisals by an amount representing no more than 7.5%, then the average of all three appraisals will be the Company Stock Value. The following is an example for the valuation method described above. Assuming that FHS's independent qualified appraiser valued the aggregate Company Stock Value at $50,000,000, the Company's independent qualified appraiser valued the aggregate Company Stock Value at $150,000,000 and the third independent qualified appraiser valued the aggregate Company Stock Value at $125,000,000, the aggregate Company Stock Value would be $137,500,000 (the average of the two closest appraisals); if, however the third independent qualified appraiser appraised the Company Stock Value at $105,000,000 (greater than $100,000,000 by an amount less than 7.5% of $100,000,000), the aggregate Company Stock Value would be approximately $101,700,000 (the average of all three). After determining the aggregate Company Stock Value, the value of each share of Common Stock will be determined by dividing the Company Stock Value by the number of then outstanding shares of Common Stock.

      MERGER

      At any time during the 1999 calendar year, FHS may effect a merger, business combination or consolidation transaction involving the Company for the purpose of obtaining 100% of the then outstanding equity of the Company (the "Merger"), which Merger has been approved by the Board of Directors of the Company and therefore is not prohibited by the New Jersey Shareholders Protection Act, subject to the following terms and conditions:

           (a) the amount of consideration to be paid or distributed to the shareholders of the Company in respect of each share of Common Stock in connection with the Merger will either be (i) cash in an amount equal to the Company Stock Value of such share of Common Stock or (ii) such number of shares of FHS Common Stock as shall have a Purchaser Stock Market Value equal to the Company Stock Value of such share of Common Stock;

           (b) the shareholders of the Company, other than FHS, shall be afforded dissenters' rights in the same manner and under the same terms and conditions as is provided under Chapter

11 of the New Jersey Business Corporation Act, regardless of whether such shareholders would otherwise have been entitled to such rights under the New Jersey Business Corporation Act.

           (c) the Company, or any successor thereto, shall provide in its By-laws indemnification provisions substantially similar to those currently contained in the Company's By-laws for the period ending six years from the date of the Merger, or, if earlier, for the period ending on the date on which the statute of limitations has expired with respect to the Company's Board of Directors' approval of the Amended Securities Purchase Agreement and the Merger contemplated thereby; and

           (d) the Company, or any successor thereto, shall maintain officer and director insurance with terms and conditions substantially similar to those contained in the officer and director insurance currently maintained by the Company for the period ending six years from the date of the Merger, or, if earlier, for the period ending the date on which the statute of limitations has expired with respect to the Company's Board of Directors' approval of the Amended Securities Purchase Agreement and the Merger contemplated thereby, which insurance shall provide coverage for former directors of the Company.

         ALTERNATE PROPOSAL

         Recognizing that the additional infusions of capital into the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ, and the subsequent conversion of Debentures issued by the Company to FHS in connection with such infusions, has resulted in a significant dilution of the provider shareholders' interest in the Company, FHS is contemplating providing the provider shareholders with alternate consideration in the event of an Exchange Offer, Cash Offer or Merger (the "Alternate Proposal"). FHS is proposing that in the event of an Exchange Offer, Cash Offer or Merger, provider shareholders will be offered a choice between (i) the per share consideration determined in accordance with the appraisal formula described in the section hereof captioned "Exchange/Cash Offer for Shares," or (ii) the alternate per share consideration calculated in accordance with the Alternate Proposal. FHS is currently discussing with the Board the terms and conditions of the Alternate Proposal. FHS has expressed an intention of offering to each NJ Practitioner $15.00 for each share of Common Stock held by him or her which would be payable on July 1, 2001, provided that the NJ Practitioner remains in the Company's provider network until December 31, 2001 and certain other conditions are met. FHS and the Company anticipate finalizing the Alternate Proposal over the next several weeks, including the type and amount of consideration to be offered to the NJ Acute Care Institutions or their affiliates holding shares of Common Stock.

         EXECUTIVE OFFICERS OF NJ ACUTE CARE INSTITUTIONS SERVING ON BOARD OF DIRECTORS

         The following directors of the Company are executive officers of NJ Acute Care Institutions which have purchased, either directly or through an affiliate, shares of Common Stock; Sister Jane Frances Brady, President and Chief Executive Officer of St. Joseph's Hospital and Medical Center; Mr. Christopher Dadlez, Executive Vice President of Saint Barnabas Health Care

System, which includes Clara Maass Medical Center, Irvington General Hospital, Monmouth Medical Center, Newark Beth Israel Medical Center, Saint Barnabas Medical Center, Union Hospital, Wayne General Hospital and West Hudson Hospital; Mr. John J. Gantner, Senior Vice President of Finance and Treasurer of the Robert Wood Johnson University Hospital; and Mr. Laurence M. Merlis, Executive Vice President of the Meridian Health System, which includes Riverview Medical Center, Jersey Shore Medical Center and the Medical Center of Ocean County. See "Current Directors of the Registrant." In addition, a large percentage of the revenues of FOHP-NJ is generated from NJ Acute Care Institutions who have enrolled employees in FOHP-NJ plans as required by the Certificate of Incorporation of the Company.

      GUARANTIES AND LETTERS OF CREDIT

      In March 1996, Mr. William Roberts, former Chairman of the Board of the Company, secured from Chase Manhattan Bank (formerly Chemical Bank) a $3,000,000 letter of credit (the "Chase Manhattan Letter of Credit") which could be drawn upon by the Company in the event the Company was required to contribute capital to FOHP-NJ so that FOHP-NJ remained in compliance with the statutory net worth and other capital requirements applicable to it. The Company paid $48,500 in bank fees in connection with the Chase Manhattan Letter of Credit. Contemporaneously with the issuance of the Chase Manhattan Letter of Credit, the Company and Mr. Roberts entered into a reimbursement agreement pursuant to which Mr. Roberts would be reimbursed by the Company for any amounts he was required to pay Chase Manhattan Bank in connection with any draw against the Chase Manhattan Letter of Credit by the Company. Under the terms of the reimbursement agreement between Mr. Roberts and the Company, the Company paid to Mr. Roberts a fee of $10,000 per month through May, 1996 and $20,000 per month thereafter until April 1997.

      The Chase Manhattan Letter of Credit was to expire on January 2, 1997. However, in December 1996, the Chase Manhattan Letter of Credit was extended until March 31, 1997. In connection with the extension of the Chase Manhattan Letter of Credit, the Company paid $8,550 in bank fees. The Chase Manhattan Letter of Credit was later extended until April 30, 1997, for which the Company paid Chase Manhattan Bank $4,000 in bank fees. The Chase Manhattan Letter of Credit expired on April 30, 1997 without being drawn upon by the Company.

      On March 29, 1996, certain NJ Practitioners, each a shareholder of the Company, secured from Carnegie Bank a $3,475,000 letter of credit (the "Carnegie Letter of Credit") which could be drawn upon by the Company in the event the Company was required to contribute capital to FOHP-NJ so that FOHP-NJ remained in compliance with the statutory net worth and other capital requirements applicable to it. The NJ Practitioners who secured the Carnegie Letter of Credit are: Dr. Chris Anayiotos, Dr. Tun Chu, Dr. Miguel Damien, Dr. Shirley Hoh, Dr. Renny Lin, Dr. Carl Raso, Dr. Donato Santangelo, III, Dr. Mohammad A. Sarraf, Dr. Mohammed Shafi, Dr. Kishori P. Shah, Dr. Gary Siemons, Dr. John Sutherland, Dr. Kock-Yen Tsang, Dr. Lewis Wetstein, Dr. Renato Ynaya and Dr. Henry Yu.

         The Company paid $52,125 in bank fees in connection with the Carnegie Letter of Credit. Contemporaneously with the issuance of the Carnegie Letter of Credit, the Company entered into a separate reimbursement agreement with each NJ Practitioner who secured the Carnegie Letter of Credit, pursuant to which the NJ Practitioner would be reimbursed by the Company for any amounts he or she was required to pay Carnegie Bank in connection with any draw against the Carnegie Letter of Credit by the Company. Under the terms of the reimbursement agreements, the Company paid to the NJ Practitioners who secured the Carnegie Letter of Credit an aggregate fee of $173,750 or 2.5% of the aggregate amount of the guaranties furnished by the NJ Practitioners to secure the Carnegie Letter of Credit.

         The Carnegie Letter of Credit was to expire on January 1, 1997. However, in December 1996, the Carnegie Letter of Credit was extended until March 31, 1997. In connection with the extension of the Carnegie Letter of Credit, the Company paid $14,681 in bank fees and an aggregate fee of approximately $43,000 to the NJ Practitioners who secured the Carnegie Letter of Credit. The Carnegie Letter of Credit was later extended to April 30, 1997, for which the Company paid $20,000 in bank fees and an aggregate fee of approximately $43,438 to the NJ Practitioners who secured the Carnegie Letter of Credit. The Carnegie Letter of Credit expired on April 30, 1997 without being drawn upon by the Company.

         In March and April 1996, Dr. Randall Krakauer, a former member of the Board of Directors of FOHP-NJ and shareholder of the Company, and John L. Adessa, a former President and Chief Executive Officer of the Company, each secured from CoreStates Bank a separate letter of credit (the "CoreStates Letters of Credit") which could be drawn upon by the Company in the event the Company was required to contribute capital to FOHP-NJ so that FOHP-NJ remained in compliance with the statutory net worth and other capital requirements applicable to it. Dr. Krakauer secured a $300,000 letter of credit and Mr. Adessa secured a $323,000 letter of credit. The Company paid $7,199 in bank fees in connection with the CoreStates Letters of Credit. As consideration for securing a letter of credit, the Company paid Dr. Krakauer $7,500 and Mr. Adessa $8,075, or 2.5% of the amount of the letter of credit secured by each individual.

         In September 1996, the amount of the letter of credit secured by Mr. Adessa from CoreStates Bank was reduced from $323,000 to $100,000, and on January 1, 1997, the remaining amount of the letter of credit expired.

         The letter of credit secured by Dr. Krakauer was to expire on January 1, 1997. However, in December 1996, the letter of credit secured by Dr. Krakauer was extended until March 31, 1997. In connection with the extension of the letter of credit, the Company paid approximately $800 in bank fees and a fee of $1,875 to Dr. Krakauer. The letter of credit secured by Dr. Krakauer was later extended until April 30, 1997, for which Dr. Krakauer was paid a fee of $650 and CoreStates Bank was paid bank fees of approximately $1,000. The letter of credit expired on April 30, 1997 without being drawn upon by the Company.

         In March and April 1996, certain NJ Acute Care Institutions and certain affiliates of NJ Acute Care Institutions executed guaranties on behalf of the Company and in favor of FOHP-NJ which guaranteed the payment of the Company's capital obligation to FOHP-NJ. The name of each NJ Acute Care Institution and affiliate of a NJ Acute Care Institution which guaranteed the Company's capital obligation to FOHP-NJ and the amount guaranteed by each such entity is as follows: Community-Kimball Health Care Systems, Inc. (an affiliate of Kimball Medical Center and Community Medical Center) - $250,000; Saint Barnabas Corporation (an affiliate of Saint Barnabas Medical Center) - $250,000; Monmouth Medical Center - $250,000; Barnert Hospital - $100,000; Bayshore Community Hospital - $100,000; Burdette Tomlin Memorial Hospital - $100,000; Chilton
Memorial Hospital - $100,000; C.H. Management Corp. (an affiliate of Christ Hospital) - $250,000; Comprehensive Health & Education Corp. (an affiliate of Muhlenberg Regional Medical Center) - $250,000; JFK Medical Center - $250,000; Memorial Health Alliance (an affiliate of Memorial Hospital of Burlington County) - $250,000; Mercer Medical Center - $100,000; Newton Memorial Hospital - $100,000; Our Lady of Lourdes Health Care Services, Inc. (an affiliate of Our Lady of Lourdes Hospital) - $100,000; Beth Israel Hospital (Passaic) - $100,000; The Valley Hospital - $250,000; Riverview Health Affiliates (an affiliate of Riverview Medical Center) - $250,000; West Hudson Hospital - $100,000; St. Joseph's Hospital and Medical Center - $250,000; Morristown Memorial Hospital - $250,000; Elizabeth General Health Services Corp. (an affiliate of Elizabeth General Medical Center) - $100,000; Englewood Healthcare Ent. (an affiliate of Englewood Hospital and Medical Center) - $250,000; MidJersey Health Corporation (an affiliate of Hunterdon Medical Center) - $100,000; and Robert Wood Johnson University Hospital - $250,000.

         In addition, in July and August, 1996, Holy Name Hospital guaranteed $150,000 of the Company's capital obligation to FOHP-NJ, and The Valley Hospital and West Hudson Hospital guaranteed an additional $50,000 and $25,000 of such obligation, respectively.

         Each guarantor's liability under its institutional guaranty was to expire on January 1, 1997. However, in December 1996, each institutional guaranty was extended until March 31, 1997. In connection with the extension of the institutional guaranties, the Company paid $100 to each guarantor. Most of the institutional guaranties were extended to April 30, 1997. By April 30, 1997, all the institutional guaranties had expired without liability to any NJ Acute Care Institution.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. and 2.         FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                           SCHEDULES.

         Reference is made to the Index of Financial
         Statements hereinafter contained.........................F-1

         Other than the Financial Data Schedule included as Exhibit 27, no Financial Statement Schedules are required to, nor will any, be filed with this Annual Report on Form 10-K.

         3.  EXHIBITS

         Reference is made to the Index of Exhibits
         hereinafter contained....................................E-1

(b)      REPORTS ON FORM 8-K

         During the fourth quarter ended December 31, 1997, no Current Reports on Form 8-K were filed by the Company with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         FOHP, INC.
                                                         ----------
                                                         (Registrant)

Date: March 30, 1998                                 By: /S/ Roger W. Birnbaum
                                                        ----------------------
                                                   Roger W. Birnbaum, President
                                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      SIGNATURE                         TITLE                     DATE
      ---------                         -----                     -----
/s/ Roger W. Birnbaum             President and Chief          March 30, 1998
---------------------             Executive Officer
Roger W. Birnbaum                 (Principal Executive
                                  Officer)

/s/ Marc M. Stein                 Chief Financial Officer      March 30, 1998
---------------------             (Principal Financial and
Marc M. Stein                     Accounting Officer)

/s/ Mark L. Engel                 Chairman of the Board        March 30, 1998
---------------------
Dr. Mark L. Engel

/s/ John F. Bonamo
---------------------             Director                     March 30, 1998
Dr. John F. Bonamo

/s/ Sister Jane Frances Brady     Director                     March 30, 1998
-----------------------------
Sister Jane Frances Brady

      SIGNATURE                   TITLE                DATE
      --------                    -----                ----
/s/ Bruce G. Coe                 Director         March 30, 1998
--------------------
Bruce G. Coe

/s/ Christopher M. Dadlez        Director         March 30, 1998
-------------------------
Christopher M. Dadlez

/s/ Thomas J. Feneran            Director         March 30, 1998
-------------------------
Dr. Thomas J. Feneran


/s/ John J. Gantner              Director         March 30, 1998
---------------------
John J. Gantner

/s/ Jay M. Gellert               Director         March 30, 1998
---------------------
Jay M. Gellert

/s/ Laurence M. Merlis           Director         March 30, 1998
----------------------
Laurence M. Merlis

/s/ Robert L. Natt               Director         March 30, 1998
---------------------
Robert L. Natt

/s/ Om P. Sawhney                Director         March 30, 1998
---------------------
Dr. Om P. Sawhney

/s/ Thomas W. Wilfong            Director         March 30, 1998
---------------------
Thomas W. Wilfong

                        Consolidated Financial Statements


                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                                December 31, 1997



                                    CONTENTS



Report of Independent Auditors..............................................F-2
Consolidated Balance Sheets.................................................F-3
Consolidated Statements of Operations.......................................F-4
Consolidated Statements of Shareholders' (Deficiency) Equity................F-5
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors


The Board of Directors
FOHP, Inc.

We have audited the accompanying consolidated balance sheets of FOHP, Inc. (the "Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOHP, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




Iselin, New Jersey                                            Ernst & Young LLP
February 13, 1998

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                           Consolidated Balance Sheets



                                                                                        DECEMBER 31
                                                                                   1997              1996
                                                                            -------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 79,266,721     $ 36,664,911
  Accounts receivable from owners/providers, net of allowance for doubtful accounts and retroactive terminations of
   $922,354 in 1997 and $1,600,000 in 1996 (NOTE 3)                           11,096,487        8,206,471
  Other accounts receivable, net of allowances for doubtful
   accounts and retroactive terminations of $2,507,619 in 1997
   and $100,000 in 1996 (NOTE 3)                                               3,131,333        3,666,887
  Prepaids and other current assets                                              635,548        1,904,360
                                                                            -----------------------------
Total current assets                                                          94,130,089       50,442,629

Restricted cash (NOTE 2)                                                      13,846,682        1,265,449
Furniture and equipment, net (NOTE 4)                                          2,480,042        1,884,558
Goodwill (NOTE 2)                                                            107,730,254               --
Other assets                                                                     424,164          659,581
                                                                            -----------------------------
                                                                            $218,611,231     $ 54,252,217
                                                                            =============================

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
 Medical claims payable to owners/providers                                 $ 20,308,241     $ 13,775,534
 Other medical claims payable                                                 62,614,704       55,370,457
 Accounts payable and accrued expenses                                        18,251,160        5,163,115
 Due to Foundation Health Systems, Inc. (NOTE 11)                                543,075
 Due to QualMed, Inc. (NOTE 11)                                                1,192,716
 Unearned premium                                                              7,965,658        4,598,662
 Other                                                                             8,054        1,210,516
                                                                            -----------------------------
Total current liabilities                                                    110,883,608       80,118,284

Convertible debentures (NOTE 2)                                               11,294,406
Subordinated debentures (NOTE 5)                                              24,000,000
                                                                            ------------------------------
Total liabilities                                                            146,178,014       80,118,284

Commitments and contingencies (NOTE 10)

Shareholders' (deficiency) equity:
 Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none issued or outstanding
 FOHP,  Inc.  Common  Stock,  $.01 par  value,  100,000,000
   shares  authorized, 100,000,000 in 1997 and 2,100,173 in 1996
   issued and outstanding (NOTE 6)                                             1,000,000           21,002
 Additional paid-in capital                                                  208,053,796       30,648,489
 Accumulated deficit                                                        (136,620,579)     (56,535,558)
                                                                            -----------------------------
Total shareholders' (deficiency) equity                                     $ 72,433,217      (25,866,067)
                                                                            =============================
                                                                            $218,611,231       54,252,217
                                                                            =============================



SEE ACCOMPANYING NOTES.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                      Consolidated Statements of Operations



                                                                         YEAR ENDED DECEMBER 31
                                                                  1997              1996               1995
                                                              ---------------------------------------------------
Revenue:
   Premiums from owners/providers                             $132,575,894      $135,544,112      $ 63,630,797
   Other premium revenue                                       239,132,416       112,125,670        38,819,206
   Other, principally administrative service fees                2,045,011         7,863,006         7,621,790
   Interest income                                               3,652,910         1,843,520         1,222,246
                                                              ---------------------------------------------------
Total revenue                                                  377,406,231       257,376,308       111,294,039

Expenses:
   Medical services to owners/providers                         63,882,103        37,026,903        17,319,035
   Hospital services to owners/providers                        64,553,166        30,156,890        11,068,909
   Other medical services                                      148,812,233       105,551,393        38,548,819
   Other hospital services                                     101,521,355        63,760,554        24,637,249
   Selling, general and administrative                          55,106,022        50,734,197        32,638,106
   Management fee - QualMed, Inc. (NOTE 11)                      7,502,899
   Depreciation and amortization                                 1,404,192           879,306           674,433
   Interest - Foundation Health Systems, Inc.                    1,790,410
   Other interest                                                   91,163            11,247            90,048
   Restructuring costs (NOTE 12)                                12,825,570
   Write-off of intangible asset (NOTE 7)                                                               986,782
                                                              ---------------------------------------------------
Total expenses                                                 457,489,113       288,120,490        125,963,381
                                                              ---------------------------------------------------
Net loss before provision for state income taxes               (80,082,882)      (30,744,182)       (14,669,342)

Provision for state income taxes (NOTE 8)                            2,139               924             71,603
                                                              ---------------------------------------------------
Net loss                                                      $(80,085,021)     $(30,745,106)      $(14,740,945)
                                                              ===================================================

Net loss per common share                                     $      (9.18)     $     (14.64)     $       (8.65)
                                                              ===================================================



SEE ACCOMPANYING NOTES.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

          Consolidated Statements of Shareholders' (Deficiency) Equity

                                                           COMMON STOCK                                                TOTAL
                                                  -------------------------------   ADDITIONAL                     SHAREHOLDERS'
                                                                        PAR          PAID-IN       ACCUMULATED     (DEFICIENCY)
                                                        SHARES          VALUE         CAPITAL         DEFICIT         EQUITY
                                                  ------------------------------------------------------------------------------
Balance at January 1, 1995                             1,060,053    $   10,601     $ 15,341,561    $(11,049,507)   $ 4,302,655
  Reclassification of FOHP-NJ Practitioner
   Provider Common Stock from temporary equity           511,800         5,118        7,671,882                      7,677,000
  Redemption of FOHP-NJ Practitioner Provider
   Common Stock                                             (100)           (1)          (1,499)                        (1,500)
  Conversion of outstanding shares of FOHP-NJ
   Common Stock to FOHP, Inc. Common Stock-NJ:
    FOHP-NJ Institutional Provider                    (1,020,051)      (10,201)                                        (10,201)
    FOHP-NJ Other Provider                               (40,002)         (400)                                           (400)
    FOHP-NJ Practitioner Provider                       (511,700)       (5,117)                                         (5,117)
  FOHP, Inc. Common Stock-NJ issued (at $15 per
   share)                                              2,100,173        21,002        7,931,516                      7,952,518
  Payment of issue costs                                                               (294,971)                      (294,971)
  Net loss                                                                                          (14,740,945)   (14,740,945)
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1995                           2,100,173        21,002       30,648,489     (25,790,452)     4,879,039
  Net loss                                                                                          (30,745,106)   (30,745,106)
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1996                           2,100,173        21,002       30,648,489     (56,535,558)   (25,866,067)
  Redemption of FOHP, Inc. Common Stock-NJ               (13,334)         (133)             133                              -
  Conversion of outstanding shares of FOHP, Inc.
   Common Stock-NJ to Common Stock:
   FOHP, Inc. Common Stock-NJ                         (2,086,839)      (20,869)                                        (20,869)
   Issued Common Stock (at $.01 per share)             2,086,839        20,869                                          20,869
  Issued Common Stock (April 30, 1997 at $10.12
   per share)                                            168,109         1,681        1,699,440                      1,701,121
  Issued Common Stock (December 1, 1997
   at $10.12 per share)                                4,941,049        49,410       49,950,590                     50,000,000
  Issued Common Stock (December 8, 1997
   at $.20 per share)                                 92,804,003       928,040       18,024,890                     18,952,930
  Goodwill (NOTE 2)                                                                $107,730,254                    107,730,254
  Net loss                                                                                          (80,085,021)   (80,085,021)
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1997                         100,000,000    $1,000,000     $208,053,796   $(136,620,579)   $72,433,217
                                                  ==============================================================================


SEE ACCOMPANYING NOTES.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                      Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED DECEMBER 31
                                                                           1997              1996              1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(80,085,021)    $(30,745,106)     $(14,740,945)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
   Depreciation and amortization                                           1,404,192          879,306           674,433
   Loss from sale of assets                                                   80,966
   Write-off of deferred issuance costs                                    1,132,656
   Write-off of intangible asset                                                                                986,782
   Interest cost converted to debt                                         1,247,337
   Changes in operating assets and liabilities:
     Accounts receivable from owners/providers                            (2,890,016)      (1,865,379)       (4,539,229)
     Other accounts receivable                                               535,554         (414,248)       (2,075,825)
     Prepaid expenses and other current assets                             1,268,812       (1,369,609)          232,524
     Restricted cash                                                     (12,581,233)         (64,648)         (893,610)
     Other assets                                                            235,417         (368,448)          207,136
     Medical claims payable to owners/providers                            6,532,707        5,417,849         6,496,873
     Other medical claims payable                                          7,244,247       36,767,869        14,990,425
     Accounts payable and accrued expenses                                13,088,045          872,013         1,787,571
     Due to Foundation Health Systems, Inc.                                  543,075
     Due to QualMed, Inc.                                                  1,192,716
     Unearned premium revenue                                              3,366,996        4,257,570           216,193
     Other liabilities                                                    (1,202,462)         320,189           890,327
                                                                       --------------------------------------------------
Net cash (used in) provided by operating activities                      (58,886,012)      13,687,358         4,232,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                                      (1,799,093)        (904,733)       (1,020,993)
Proceeds from sale of equipment                                               27,260
                                                                       --------------------------------------------------
Net cash used in investing activities                                     (1,771,833)        (904,733)       (1,020,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred issuance costs                                                   (1,441,465)
Issuance of convertible debentures                                        80,701,120
Issuance of subordinate debentures                                        24,000,000
Issuance of common stock                                                                                      7,640,329
                                                                        -------------------------------------------------
Net cash provided by financing activities                                103,259,655                -         7,640,329
                                                                        -------------------------------------------------
Increase in cash and cash equivalents                                     42,601,810       12,782,625        10,851,991
Cash and cash equivalents at beginning of year                            36,664,911       23,882,286        13,030,295
                                                                        -------------------------------------------------
Cash and cash equivalents at end of year                                $ 79,266,721     $ 36,664,911       $23,882,286
                                                                        =================================================

SUPPLEMENTAL INFORMATION
Interest paid for the year                                              $     48,319     $      7,488       $   725,123
                                                                        =================================================

Conversion of debentures into common stock                              $ 70,654,051     $          -       $         -
                                                                        =================================================




SEE ACCOMPANYING NOTES.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1.  GENERAL

FOHP, Inc. (the "Company") serves as the holding company for its wholly-owned subsidiaries. The Company's principal operating subsidiary is First Option Health Plan of New Jersey, Inc. (FOHP-NJ). FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Company include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc. ("FOHP-PA"), a Pennsylvania corporation, First Option Health Plan of Maryland, Inc.("FOHP-MD"), a Maryland corporation, First Option Health Plan of Delaware, Inc.("FOHP-DE"), a Delaware corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995, and First Option Dental, Inc.("First Dental"), a New Jersey corporation, formed in 1996. These other subsidiaries have not commenced operations. The Board of Directors of the Company recently approved the dissolution of FOHP-NY, FOHP-MD, FOHP-DE and First Dental.

The Company is a New Jersey corporation which was formed in May 1994. The Company was formed to effect the reorganization of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ") into a holding company structure (the "Reorganization"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of FOHP-NJ's outstanding common stock for shares of the Company's Common Stock-NJ. In connection with the Reorganization, FOHP-NJ distributed, as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Company. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional health maintenance organizations in states other than New Jersey.

Effective December 8, 1997, through the conversion of debentures (the "Convertible Debentures") to common stock, the Company became a 98% owned subsidiary of Foundation Health Systems, Inc. (Note 2). The Company is dependent upon the availability of funds, as needed, from Foundation Health Systems, Inc. ("FHS") to provide sufficient capital to meet its operating and statutory financial requirements. It is the intention of FHS to provide such funds, as needed.

During the summer of 1996, as a result of FOHP-NJ's statutory net worth deficiency discussed in Note 2 and the conditions imposed by the New Jersey Departments of Banking and Insurance and Health and Senior Services (the "Departments"), the Board of Directors of the Company discontinued the Company's expansion efforts in states other

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)




1.  GENERAL (CONTINUED)

than New Jersey, including expansion efforts in New York, Pennsylvania and Maryland. The Company currently has no plans to expand into any other state.

The statement of operations and statement of cash flows for 1996 include the results of the wholly-owned subsidiary, FMCO, which was sold on December 31, 1996. On a consolidated basis, the revenue and operating results of FMCO were not a significant part of the Company's revenue and operating results (Note 7).

Health care providers investing in the Company are required to enter into provider agreements (the "Provider Agreements") with the Company. The Provider Agreements have an initial term of one year and are renewable annually. Such agreements with acute care institutions and certain other health care providers may be terminated either by mutual consent of both parties or, after the initial one year term, by either party upon 90 days written notice; agreements with physicians may be terminated by either party upon 60 days written notice. Provider agreements also may be terminated for breaches specified therein. The Provider Agreements, among other things, establish covered services, billing and payment procedures, and reimbursement methods.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company has incurred a 1997 consolidated net loss of $80,085,021 and has an accumulated deficit of $136,620,579 at December 31, 1997. In order for the Company's principal operating subsidiary FOHP-NJ to meet its 1997 statutory net worth requirements pursuant to its COA granted by the Departments, the Company must generate sufficient operating profits and/or obtain one or more capital infusions.

In an effort to increase capital, FOHP-NJ effected several operational changes in 1996. The operational changes made by FOHP-NJ included (a) the implementation of a modified provider reimbursement schedule which became effective on April 1, 1996, for purposes of reducing medical costs, (b) the implementation of a hiring freeze and suspension of bonus payments and the use of consultants in order to control FOHP-NJ's administrative costs, (c) the implementation of a program to generate increased operating profits by requiring certain acute care shareholders which had not met their enrollment commitments to meet such commitments in order to remain shareholders of the Company and providers in the FOHP-NJ network, and (d) the discontinuation of expansion efforts in states other than New Jersey. In connection with FOHP-NJ's plan to remedy the statutory net worth deficiency, in October 1996 the Board of Directors of the Company initially approved a $30 million investment by FHS, a Delaware corporation

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)



2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

formerly known as Health Systems International, Inc., into the Company. At closing, FHS was to purchase $30 million of debentures convertible into 40% of the Company's outstanding equity and FHS would have received an option to acquire another 11% ownership. After closing, FHS would have been obligated to either acquire up to an additional 20% of the outstanding equity of the Company, or require the Company to have repurchased that amount with FHS financing.
However, due to a significant increase in medical claims expenses during the fourth quarter of 1996 as a result of more complete claim payment data, in January 1997 FHS exercised its right to re-negotiate certain terms of the original Securities Purchase Agreement among FHS, the Company and FOHP-NJ. Under the terms of the renegotiated Securities Purchase Agreement (the "Amended Securities Purchase Agreement"), FHS invested $51,701,121 into the Company through the purchase of a Convertible Debenture (the "Initial Convertible Debenture") convertible into 71% of the Company's outstanding equity, on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, which occurred on April 30, 1997, FHS converted $1,701,121 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Company's Common Stock. On December 1, 1997, FHS converted the remaining $50,000,000 of the principal into 4,941,049 shares of the Company's Common Stock. On December 8, 1997, due to the continued operating losses of FOHP-NJ, FHS invested an additional $29,000,000 into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted $18,952,930 of the principal amount thereof into 92,804,003 shares of the Company's Common Stock. The price per share paid by FHS upon conversion of the Convertible Debentures is calculated in accordance with the Amended Securities Purchase Agreement. The Convertible Debentures accrue interest at a variable rate adjusted on a calendar quarterly basis. Such interest is due and payable within ten days after the end of each calendar quarter. Any such interest not paid when due and payable is considered defaulted interest and shall be added to the principal amount of the Convertible Debentures. At December 31, 1997, $1,247,337 of defaulted interest is included in the principal amount of the Convertible Debentures.


In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totalling $107,730,254 has been recorded to reflect the excess of FHS's purchase price over the approximate fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. Allocation of purchase price is subject to valuations and other studies which are not yet complete. However, management of the Company does not believe such differences will have a material impact on the results of operations and shareholders' equity. The goodwill will be amortized on a straight line basis not exceeding forty years. Amortization for the one month period ended December 31, 1997, which approximated $368,000, has not been reflected in the Statement of Operations as it has been deemed immaterial to the Company's operations.

As of December 31, 1997, FHS also contributed an additional $24,000,000 to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures (the "Subordinated Debentures") which are not convertible into the Company's Common Stock, but otherwise have substantially the same terms as the Convertible Debentures.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)


2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following are significant accounting policies of the Company:

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include money market funds and U.S. Treasury Bills with original maturities of three months or less when purchased. Fair market values, as determined through quoted market prices, of the cash equivalents approximate carrying value. Cash and cash equivalents at December 31, 1997 were on deposit with two commercial banks.

   ACCOUNTS RECEIVABLE

   Accounts receivable are reported at estimated net realizable value by including provisions for retroactive terminations and uncollectible amounts.

   RESTRICTED CASH

   At December 31, 1997, FOHP-NJ was required to maintain $49,384,483 on deposit with the New Jersey Department of Banking and Insurance (the "DOI") to meet its "Minimum Insolvency Deposit for Healthcare Expenditures" (the "Insolvency Deposit") under current insurance regulation. The Insolvency Deposit is calculated based on the current financial statements and is required to be funded by June 30, 1998. As of December 31, 1997, FOHP-NJ had $12,510,878 on deposit with the DOI. FOHP-NJ has obtained approval from the DOI to fund the remaining Insolvency Deposit quarterly through December 31, 1998. In addition, FOHP-NJ is required to maintain $1,200,000 cash reserve with the Health Care Financing Administration ("HCFA")for its federal programs. As of December 31, 1997, FOHP-NJ had $1,335,804 on deposit for its federal programs.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)



2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Certain premium revenue is earned under a contract between FOHP-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services ("NJDHS-DMAHS"). The contract with NJDHS-DMAHS had an initial term of 18 months and may be renewed for successive one year terms. The contract can be suspended (by NJDHS-DMAHS) or terminated (by either party) upon the occurrence of certain events. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ. Members may disenroll at any time other than months 2 through 6 of membership and eligibility is determined by NJDHS-DMAHS.

Certain premium revenue is earned under a contract between FOHP-NJ and HCFA for services provided to Medicare eligible recipients. The contract with HCFA had an initial term of 12 months and may be renewed for successive one year terms. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ health plans.

OTHER REVENUE

Other revenue consists principally of fees for administrative service only contracts which are recognized as income as services are rendered.

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

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)




2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

continually monitored and reviewed and, as settlements are made or estimates adjusted, the resulting differences are reflected in the current period of operations.

FOHP-NJ's arrangements for commercial products with hospitals are primarily on a per diem reimbursement basis and with physicians on a discounted fee for service basis.

Under the contract with the NJDHS-DMAHS for Medicaid and HCFA for Medicare, providers are reimbursed for health care services provided to Medicaid and Medicare eligible members on a per member, per month capitation basis for primary care services, fee for service basis for specialty services and per diem arrangement for inpatient services. For 1996, payments to providers are subject to a withhold of up to 15% of the reimbursement rate for Medicaid claims and 10% for Medicare claims. The Medicaid withholds are segregated into geographically designated risk pools. Payments from the risk pools are settled annually with the participating providers based on annual incurred costs. At settlement, if there is a surplus in any of the risk pools, such surplus is first used to fund deficits in other risk pools, after which any remaining surplus will be distributed among all providers. The Medicare withhold program is a statewide program with one risk pool which covers anticipated health care expenses. At settlement, if there is a surplus of funds, FOHP-NJ will retain 10% for a contingency reserve pool that will be available to offset any future year losses, with the remaining surplus funds being distributed among the providers. If a deficit fund exists, the withholds will be applied to the deficit with FOHP-NJ assuming the responsibility for the remaining deficit. Estimated surpluses associated with these contracts are included in medical claims payable. During 1997, Medicare and Medicaid withhold programs were terminated.

FOHP-NJ also contracts with another party for the arrangement of mental health services provided to enrollees in its health plans. FOHP-NJ pays for such services on a capitated basis. If the costs of such services are less than the capitation payments, the amount of any savings is shared equally by FOHP-NJ and the servicer. If costs are greater than the capitation payments, any shortfall must be funded equally by FOHP-NJ and the servicer.

Also included in medical claims payable is a premium deficiency accrual related to FOHP-NJ's Medicare product.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)





2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when the advertising first takes place and approximated $1,131,000, $2,154,000 and $1,692,000 for the years 1997,
1996 and 1995, respectively.

INCOME TAXES

The Company provides for income taxes based on income recognized for financial statement purposes. The Company recognizes a deferred tax asset or liability for the expected future tax effects attributable to the temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are adjusted to reflect changes in tax rates or other provisions of applicable federal and state tax laws in the period in which such changes are enacted. Deferred tax assets are recognized unless it is more likely than not that some portion or all of the deferred tax assets will not be recovered.

PER SHARE DATA

Per share data are based on the weighted average number of shares of all classes of common stock outstanding during the period (8,724,799 in 1997, 2,100,173 in 1996 and 1,703,908 in 1995).

In December 1997, FHS converted Convertible Debentures into the Company's Common Stock. If the conversion had been effective January 1, 1997, the net loss per common share would have been $0.80.

RECLASSIFICATION

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the current year presentation.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)





3.  ACCOUNTS RECEIVABLE

The following is the activity of the allowances for doubtful accounts and retroactive terminations:

                                                    ACCOUNTS
                                                RECEIVABLE FROM
                                                    OWNERS/       OTHER ACCOUNTS
                                                   PROVIDERS        RECEIVABLE
                                                --------------------------------

Balance, January 1, 1995                                            $   100,300
   Provision for bad debts                                              232,604
   Provision for retroactive terminations                               442,256
   Write-offs                                                           (98,945)
                                                                ----------------
Balance, December 31, 1995                                              676,215
   Provision for bad debts                                              431,849
   Provision for retroactive terminations            $1,600,000         349,579
   Write-offs                                                        (1,357,643)
                                                --------------------------------
Balance, December 31, 1996                            1,600,000         100,000
   Provision for bad debts                               32,316         475,775
   Provision for retroactive terminations                             2,283,905
   Write-offs                                          (709,962)       (352,061)
                                                --------------------------------
Balance, December 31,1997                            $  922,354     $ 2,507,619
                                                ================================

4.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of
 the following:

                                                      1997             1996
                                              ----------------------------------

Leasehold improvements                             $  247,640      $   258,381
Furniture and fixtures                                767,401          806,518
Equipment                                           3,740,779        2,090,020
Automobiles                                            74,096           68,113
                                              ----------------------------------
                                                    4,829,916        3,223,032
Less accumulated depreciation                      (2,349,874)      (1,338,474)
                                              ----------------------------------
                                                   $2,480,042      $ 1,884,558
                                              ==================================

Depreciation  expense was  $1,095,383,  $879,306 and $563,769 for 1997, 1996 and
1995, respectively.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)





5.  SUBORDINATED DEBT

In accordance with the terms of the Convertible Debentures and Subordinated Debentures, repayment of principal and interest will occur only from free and divisible surplus as reflected in the audited financial statements of the Company and with written approval of the Commissioner of the DOI. In the event of dissolution or liquidation of the Company, no repayment on these notes can be made unless and until all other liabilities of the Company have been satisfied.

The Convertible Debentures and Subordinated Debentures are due December 31, 2002 and accrue interest at a rate determined quarterly based on the rate charged to FHS under its credit facility (5.85% as of December 31, 1997). Interest is due and payable within ten days after the end of each quarter, subject to the terms noted above.

6.  COMMON STOCK

In March 1997, the Company redeemed 13,334 shares of Common Stock-NJ at no cost from a New Jersey acute care institution which had not complied with the enrollment provisions of the Company's Certificate of Incorporation applicable to it.

In connection with the April 30, 1997 investment by FHS, the Certificate of Incorporation of the Company was amended to, among other things, reclassify the Company's capital stock. As a result, the Company currently has 110,000,000 shares of authorized capital stock, which is comprised of 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the reclassification of the Company's capital stock, each outstanding share of Common Stock-NJ was converted into one share of Common Stock. As a result, all 2,086,839 shares of Common Stock-NJ outstanding at the time of the Company's Certificate of Incorporation was amended, were converted into Common Stock. Prior to the April 30, 1997 investment by FHS, the authorized capital stock of the Company totaled 100 million shares and was comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock. During 1995, the Company issued 2,100,173 shares of Common Stock-NJ. There were no additional shares of Common Stock-NJ issued during 1996.

The Certificate of Incorporation and By-Laws of the Company include significant restrictions on the issuance and transfer of shares of Common Stock. The Certificate of Incorporation of the Company provides that only FHS and health care

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)






6.  COMMON STOCK (CONTINUED)

providers who enter into and maintain a provider agreement with a subsidiary of the Company may purchase Common Stock. Acute care institutions which enter into a provider agreement with a subsidiary of the Company may purchase shares of Common Stock directly or through an affiliate.

The Company may, but is not obligated to, repurchase shares of Common Stock from any shareholder whose provider agreement terminates for any reason or upon the occurrence of certain events, as described in the Company's Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Company's Certificate of Incorporation.

7.  FMCO

In August 1995, FOHP-NJ and the sellers of FMCO (the "Sellers") agreed to terminate their existing relationships and entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to this Settlement Agreement, the consulting agreements between the Sellers and FMCO were terminated and, in connection therewith, the Sellers were paid, in the aggregate, $218,000 which is included in the Holding Company's 1995 selling, general and administrative expenses.

In December 1995, management determined that due to the recent loss of business volume from certain FMCO customers and because of current and projected operating losses of FMCO, the recoverability of this intangible asset could not be assured. Accordingly, the net carrying value of $986,782 was written-off in 1995.

In December 1996, the Company sold all of the outstanding common stock of FMCO to an unrelated third party for $250,000, plus, subject to certain limitations, a percentage of collections on accounts receivable that were greater than 90 days old as of September 30, 1996 collected after November 1, 1996. As a result of the transaction, the Company recorded a loss of approximately $145,000. Revenues and operating results of FMCO were not significant in 1996.

8.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. No federal income taxes have been provided for or paid since the Company and its subsidiaries have incurred operating losses and income tax reporting purposes. For state purposes, each entity files separately. At December 31, 1997, net operating loss ("NOL")

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)


8.  INCOME TAXES (CONTINUED)

carryforwards for federal and state income tax reporting purposes approximate $105,200,000 subject to the limitation discussed below. These losses will be available to offset future taxable income. Such NOL's expire through 2012 for federal purposes and between 2000 and 2012 for state tax purposes.

Internal Revenue Code Section 382 limits the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. As a result of FHS's investment in the Company during 1997, a change in ownership has occurred and the Company's ability to utilize its NOL carryforwards will be significantly limited.

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                 DECEMBER 31
                                             1997             1996
                                          -------------------------------

Capitalization of start-up costs and
  organization costs                      $     603,000    $   2,987,000
Net operating loss carryforwards             42,990,000       15,039,000
Reserve discounting                             877,000          738,000
Allowances for doubtful accounts and
  retroactive terminations                    1,200,000          595,000
Other                                         2,287,000          726,000
Restructuring costs                           3,832,000
                                          -------------------------------
Total deferred tax assets                    51,789,000       20,085,000

Valuation allowance for deferred
   tax assets                               (51,789,000)     (20,085,000)
                                          -------------------------------
Net deferred tax assets                   $           -    $           -
                                          ===============================

The valuation allowance has been recorded due to the uncertainty of the realization of the deferred tax asset since the realization of such asset is dependent on future operating profits of the Company.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)






8.  INCOME TAXES (CONTINUED)

The effective income tax rate for 1997, 1996 and 1995 varied from the statutory federal income tax rate as follows:

                                             1997     1996      1995
                                           -----------------------------

Statutory federal income tax rate              35%     35%       35%
State income taxes                              6       6         6
                                           -----------------------------
Subtotal                                       41      41        41

Valuation allowance                           (41)    (41)      (41)
                                           -----------------------------
Effective income tax rate                       -%      -%        -%
                                           =============================

9.  DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution (401[k]) plan covering substantially all of its employees. Employees may contribute to the plans after completing certain service requirements. The Company matches 50% of employee contributions not to exceed (i) limits established under Section 415 of the Internal Revenue Code or (ii) the lesser of 25% of compensation or $30,000. Total plan expense for 1997, 1996 and 1995 amounted to $403,000, $406,000 and $197,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office space under noncancelable lease arrangements. The leases are for terms of 5 years and generally provide for renewal options of up to 5 additional years. Total rent expense for 1997, 1996 and 1995 was approximately $1,403,000, $1,796,000 and $927,000, respectively.

The following is a schedule of minimum future payments on long-term operating leases at December 31, 1997:

               1998                            $1,868,334
               1999                               702,844
               2000                               298,742
               2001                               167,978
               2002                                44,602
                                               ----------
                                               $3,082,500
                                               ==========

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)






10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

SERVICE AGREEMENT

FOHP-NJ entered into an agreement with a claims processing company to provide recordkeeping and data processing functions to FOHP-NJ on a fee for services basis. The agreement expires March 31, 1998. FOHP-NJ has the right to terminate this agreement without cause upon not less than 180 days prior written notice provided that FOHP-NJ does so by acquiring a license for the system used by the service bureau processor. The cost for the system license is approximately $800,000 and is subject to reduction as long as the Company continues the agreement.

MEDICARE CONSULTING AGREEMENT

In January 1995, FOHP-NJ entered into an agreement with another company to assist FOHP-NJ in obtaining approval from HCFA to offer health care products to Medicare beneficiaries in New Jersey. Such approval was obtained in December 1995. Fees paid by FOHP-NJ, including specified bonus payments, under the agreement totaled $1,012,604, $1,621,186 and $392,000 in 1997, 1996 and 1995,
respectively. In addition, a variable percentage (.5% to 1%) of any Medicare revenue generated by FOHP-NJ for a total of eight years after FOHP-NJ entered into a Medicare Risk Contract with HCFA will be payable to the other company. The minimum payment for each year, pursuant to such variable percentage, is $1,000,000 and the maximum for any such payment is $3,500,000. In connection with the sale of Convertible Debentures (see Note 2), the Company has agreed under the terms of the Amended Securities Purchase Agreement with FHS to negotiate a termination of its agreement with the other company. The Company is currently involved in litigation with respect to this matter. Management believes that such litigation will not result in a material adverse effect on the Company's consolidated financial statements.

REINSURANCE ARRANGEMENTS

The Company has entered into a reinsurance contract to limit its losses on individual claims. The reinsurance contract for 1997 provides for reimbursement of eligible hospital claims per enrollee which exceed $150,000 for all enrollees within a calendar year up to a maximum reimbursement per enrollee of $1,000,000 per calendar year and $2,000,000 per lifetime. The reinsurance contracts for 1996 and 1995 were consistent with the 1997 contract, except the contracts provided for reimbursement of eligible hospital claims which exceed $75,000 for commercial and Medicaid enrollees and $100,000 for Medicare enrollees. Per diem arrangements with hospitals are also subject to maximum limits dependent upon length of stay, and claims per enrollee which exceed certain deductibles are subject to coinsurance provisions.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)







10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Reinsurance expense, net of recoveries, was approximately $4,294,000, $55,000 and $695,000 for the years ended 1997, 1996 and 1995, respectively, and is included in medical and hospital services expense.

STATUTORY NET WORTH

Financial statements issued in accordance with statutory accounting practices differ from financial statements issued in accordance with generally accepted accounting principles (GAAP). Statutory financial statements exclude certain items included in GAAP financial statements. These "non-admitted" items include certain assets such as prepaid expenses, equipment other than certain computer equipment, organizational costs, certain loans and receivables, supplies and other items.

FOHP-NJ, pursuant to its COA to operate an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth requirement at December 31, 1997 and 1996 amounted to $23,694,000 and $15,054,000, respectively. In addition, under the terms of its COA, if net worth is less than 125% of the required minimum, FOHP-NJ is required to submit a plan of action to the DOI. FOHP-NJ has obtained approval of its Plan of Action which states FOHP-NJ will have a positive statutory net worth for the year ended December 31, 1997 and that FOHP-NJ statutory net worth will be 100% of the required minimum by December 31, 1998. FOHP-NJ's statutory net worth requirements are shown below:


                                     1997                                         1996
                 --------------------------------------------  -------------------------------------------
                      GAAP       ELIMINATIONS    STATUTORY       GAAP      ELIMINATIONS      STATUTORY
                 --------------------------------------------  -------------------------------------------
Assets           $108,142,744    $3,463,563   $104,679,181   $ 62,225,369   $12,009,871      $50,215,498
Liabilities       104,252,789                  104,252,789     76,705,815                     76,705,815
                 -----------------------------------------------------------------------------------------
Net equity
  (deficiency)   $  3,889,955    $3,463,563   $    426,392   $(14,480,446)  $12,009,871     $(26,490,317)
                 =========================================================================================

In addition to the minimum statutory net worth requirements, FOHP-NJ may not pay dividends to its parent without prior approval of the Commissioner of the DOI.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)








11.  RELATED PARTY TRANSACTION

Pursuant to the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS, or a designated subsidiary of FHS (QualMed, Inc.), a management fee based on 2% of total revenue of the Company's health plans. For the year ended December 31, 1997, the Company charged $7,502,899 to expense related to these management fees.

The amount due to FHS at December 31, 1997, represents interest payable related to the Convertible Debentures. The amount due to QualMed, Inc. at December 31, 1997 primarily represents management fees payable.

12.  RESTRUCTURING COSTS

Pursuant to the Amended Securities Purchase Agreement with FHS, the Company recorded the impact of a restructuring plan designed to increase overall profitability of FOHP-NJ by scaling back certain product lines that have not met profitability expectations. Restructuring costs of approximately $12.8 million represent provision for lease termination costs, employee termination benefits and write-down of the related assets. Included in the total restructuring costs is approximately $2.6 million related to employee termination benefits for approximately 140 employees from various departments of the Company. As of December 31, 1997, approximately $116,000 of termination benefits have been paid and six employees have been actually terminated.


13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   RESTRICTED CASH: The fair value of restricted cash is determined through quoted market prices.

   CONVERTIBLE AND SUBORDINATED DEBENTURES: The Company's Convertible Debentures and Subordinated Debentures carry variable interest rates, therefore, fair values approximate carrying values.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)


13. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts and fair values of the Company's financial instruments are as follows:



                                          1997                               1996
                            -------------------------------  ------------------------------------
                                CARRYING          FAIR            CARRYING           FAIR
                                 AMOUNT           VALUE            AMOUNT            VALUE
                            -------------------------------  ------------------------------------

Cash and cash equivalents        $79,266,721     $79,266,721      $36,664,911      $36,664,911
Restricted cash                   13,846,682      13,846,682        1,265,449        1,265,449
Convertible debentures            11,294,406      11,294,406
Subordinated debentures           24,000,000      24,000,000


The carrying amount of all other financial instruments reported in the consolidated balance sheets approximate their fair value.

14.  IMPACT OF YEAR 2000 (UNAUDITED)

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

             Notes to Consolidated Financial Statements (continued)




14.  IMPACT OF YEAR 2000 (UNAUDITED) (CONTINUED)

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and as yet is unable to estimate the cost. The Company does not expect this project to have a significant effect on operations. Expenditures through December 31, 1997 have not been material. The Company will implement its plan by placing a higher priority on the systems with significant operational implications. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                            ------------------------



                                    EXHIBITS
                                       to
                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997
                           --------------------------



                                   FOHP, INC.
                          (Exact name of registrant as
                            specified in its charter)





                           --------------------------


================================================================================

                                   FOHP, INC.

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------

     b    2.1       Agreement of Merger and Plan of  Reorganization  dated April
                    12, 1995 among FOHP-NJ,  the Registrant and FOHP  Transition
                    Company, a wholly-owned subsidiary of the Registrant.


     f    3.1       Amended and Restated  Certificate  of  Incorporation  of the
                    Registrant, as filed with the Secretary of State of the State of New Jersey on April 17, 1997.

     ff   3.2       By-laws of Registrant, as amended.

     fff  4.1       Specimen certificate representing Registrant's Common Stock.

          4.2 Convertible Subordinated Surplus Debentures in the aggregate principal amount of $29,000,000 issued by the Registrant to Foundation Health Systems, Inc. ("FHS") on December 8, 1997.

          4.3 Subordinated Surplus Debentures in the aggregate principal amount of $24,000,000 issued by the Registrant to FHS on December 31, 1997.

(*)      10.1       Employment Agreement dated May 6, 1997 between FHS and Roger
                    W. Birnbaum.

(*)      10.2       Employment   Agreement   dated   July  1,  1997   among  the
                    Registrant, FHS and Joseph Singer, M.D.

(*)      10.3       Employment  Agreement dated February 8, 1998 between FHS and
                    Marc M. Stein.

     a   10.7       Lease Agreement dated September 1, 1994 between  Theodore G.
                    Sourlis  and Elaine  Sourlis,  husband  and wife,  and First
                    Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a wholly-owned subsidiary of the Registrant, and the undated
                    Addendum thereto.

     a 10.10        Form of Hospital Participation (provider) Agreement required
                    to  be   executed   by  each  NJ  Acute   Care   Institution
                    participating in the FOHP-NJ network and by FOHP-NJ.

     a 10.11        Form of Individual Practice Association (provider) agreement
                    required   to  be   executed   by   FOHP-NJ   and  the  IPAs
                    participating in the FOHP-NJ network.

     a 10.12 Form of Individual Practitioner Participation (provider) Agreement required to be executed by FOHP-NJ and each NJ Practitioner participating in the FOHP-NJ network.

     a 10.13 Form of Provider Agreement (Non-Acute Care) required to be executed by FOHP-NJ and each NJ Other Provider participating in the FOHP-NJ network.

     c 10.14.1      Form  of  First  Option  Master  Group  Contract  (point  of service) for large employer groups.

     c 10.14.2      Form  of  First  Option   Master  Group   Contract   (health
                    maintenance organization) for large employer groups.

     c 10.14.3      Form  of  First  Option  Master  Group  Contract  for  small employer groups.

     c 10.14.4      Form of First Option Individual Contract for individuals.

     b 10.21 Agreement to provide HMO services to Medicaid recipients dated February 8, 1995 between FOHP-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services.

     d 10.22 Sublease dated as of December 15, 1995 between FOHP-NJ and The Continental Insurance Company.

     d 10.28        Mental  Health  Management  Agreement  dated  July  1,  1994
                    between  FOHP-NJ  and  Mental  Health  Network,   Inc.,  and
                    amendment thereto entered into in January 1996.

     d 10.33 Contract between FOHP-NJ and the Secretary of the Department of Health and Human Services, who has delegated authority to the Administrator of the Health Care Financing Administration, with respect to health insurance benefits for the aged and disabled (Contract No. H3155).

     d 10.43 Capital Contribution Agreement dated as of December 31, 1995 between the Registrant and FOHP-NJ.

     e 10.45.1      Amended and Restated  Securities  Purchase  Agreement  dated
                    February 10, 1997 among the  Registrant,  FOHP-NJ and Health
                    Systems International, Inc. (the predecessor to FHS) and the following exhibits thereto:  Exhibit A - Form of Debentures;
                    Exhibit B-1 - Form of Amended and  Restated  Certificate  of
                    Incorporation  of the  Registrant;  Exhibit  B-2 -  Form  of
                    By-laws of the Registrant; Exhibit B-3 - Form of Amended and
                    Restated  Certificate of Incorporation  of FOHP-NJ;  Exhibit
                    B-4 - Form of  By-laws  of  FOHP-NJ;  Exhibit  D-1 - Form of
                    General  Administrative  Services Management Agreement;  and
                    Exhibit  D-2 - Form of  Management  Information  Systems and
                    Claims Processing  Services  Agreement.  Upon the request of the  Securities  and  Exchange  Commission,  the  Registrant
                    agrees to furnish a copy of Exhibit C-1 - Form of  Exclusive
                    Plan  Hospital  Provider  Agreement,  Exhibit C-2 - Forms of
                    Non-Exclusive Plan Hospital Provider Agreements, Exhibit E -
                    Form of Investors Agreement,  Exhibit F - Form of Opinion of
                    Outside Counsel of Registrant and FOHP-NJ,  Exhibit G - Form
                    of Officer's  Certificate and Exhibit H - Form of Opinion of
                    Outside Counsel of Health Systems  International,  Inc., and
                    Schedules  2.1A  through  2.25 as follows:  Schedule  2.1A -
                    Subsidiaries;  Schedule 2.1B - Good Standing; Schedule 2.3 -
                    Rights  of First  Refusal;  Schedule  2.4(a) - SEC  Reports;
                    Schedule 2.4(b) - Unreported  Liabilities  and  Obligations;
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

     e 10.45.2      Amendment  dated March 13, 1997 to the Amended and  Restated
                    Securities Purchase Agreement referenced in Exhibit 10.45.1.

     g 10.46 Form of General Administrative Services Management Agreement dated April 30, 1997 between FHS and the Registrant.

     h   10.47      Form of Management Information Systems and Claims Processing
                    Services  Agreement dated April 30, 1997 between FHS and the
                    Registrant.

         21.        Subsidiaries of the Registrant.

     i   27.        Financial Data Schedule for year ended December 31, 1997.
----------------

     (*) Constitutes a management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     a              Incorporated  by  reference  to  the  identically   numbered
                    exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-89356).

     b              Incorporated  by  reference  to  the  identically   numbered
                    exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-89356).

     c              Incorporated  by  reference  to  the  identically   numbered
                    exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80817).

     d              Incorporated  by  reference  to  the  identically   numbered
                    exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     e Incorporated by reference to Appendices A-H of the Registrant's definitive Proxy Statement filed with the
                    Commission on March 19, 1997 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

     f Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form 8-A, effective July 8, 1997.

     ff Incorporated by reference to Exhibit 2.2 of the Registrant's Registration Statement on Form 8-A, effective July 8, 1997.

     fff Incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form 8-A, effective July 8, 1997.

     g Incorporated by reference to Appendix C of the Registrant's definitive Proxy Statement filed with the Commission on March 19, 1997 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

     h Incorporated by reference to Appendix D of the Registrant's definitive Proxy Statement filed with the Commission on March 19, 1997 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

     i The Financial Data Schedule is submitted in electronic format only.