Form 10-K/A
period 1997-12-31
FOHP INC
filed 1998-05-08
CIK 937817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A-1

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

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      FOHP, INC.
                                                      ----------
                                                      (Registrant)

Date: May 8, 1998                               By: /s/ Thomas W. Wilfong
                                                    ----------------------
                                                    Thomas W. Wilfong, President
                                                    and Chief Executive Officer