Form 10-Q
period 1998-03-31
FOHP INC
filed 1998-05-14
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES ACT OF
    1934

For the quarterly period ended  MARCH 31, 1998
                                -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________     to___________________

Commission File Number:         0-25944
                                ------------------------------------------------

                                   FOHP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                   22-3314813
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (IRS Employer
or organization)                                             Identification No.)


3501 STATE HIGHWAY 66, NEPTUNE, NEW JERSEY                   07754
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(732) 918-6700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


COMMON STOCK, 100,000,000 SHARES OUTSTANDING AS OF MAY 14, 1998

                                 INDEX
                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - March 31, 1998
  and December 31, 1997                                                       3

Condensed Consolidated Statements of Operations                               4
  For the periods January 1, 1998 to March 31, 1998
  For the periods January 1, 1997 to March 31, 1997

Condensed Consolidated Statements of Shareholders' (Deficiency) Equity        5
  For the period January 1, 1997 to December 31, 1997
  For the period January 1, 1998 to March 31, 1998

Condensed Consolidated Statements of Cash Flows                               6
  For the periods January 1, 1998 to March 31, 1998
  For the periods January 1, 1997 to March 31, 1997

Notes to Condensed Consolidated Financial Statements                          7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         13


                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

ITEM 5.     OTHER INFORMATION                                                 18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  19

Signature Page                                                                20

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                1998               1997
                                                                                         -----------------------------------
                                                                                             (UNAUDITED)         (AUDITED)
ASSETS
Cash and cash equivalents                                                                  $  58,322,853     $   79,266,721
Accounts receivable from owners/providers, net of allowance for doubtful accounts
  and retroactive terminations of $336,578 in 1998 and $922,354 in 1997                       14,655,238         11,096,487
Other accounts receivable, net of allowance for doubtful accounts and retroactive
  terminations of $2,648,222 in 1998 and $2,507,619 in 1997.                                   3,291,756          3,131,333
Income tax receivables                                                                         1,331,638                 --
Prepaid and other current assets                                                                 422,555            635,548
                                                                                           --------------------------------
Total current assets                                                                          78,024,040         94,130,089

  Restricted Cash                                                                             18,632,052         13,846,682
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $2,713,273 and $2,349,874, respectively)                                2,909,204          2,480,042
  Goodwill (net of accumulated amortization of $673,314 and $0, respectively)                107,056,940        107,730,254
  Other assets                                                                                   413,264            424,164
                                                                                           ================================
Total Assets                                                                               $ 207,035,500     $  218,611,231
                                                                                           ================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Medical claims payable to owners/providers                                               $  13,432,663     $   20,308,241
  Other medical claims payable                                                                56,748,632         62,614,704
  Accounts payable                                                                             1,042,114            746,369
  Accrued expenses                                                                            17,964,499         17,512,845
  Due to Foundation Health Systems, Inc.                                                       1,187,637            543,075
  Due to QualMed, Inc.                                                                           688,157          1,192,716
  Unearned premium                                                                             1,330,023          7,965,658
                                                                                           ---------------------------------
Total current liabilities                                                                     92,393,725        110,883,608

Convertible debentures                                                                        11,800,442         11,294,406
Subordinated debentures                                                                       24,000,000         24,000,000
                                                                                           ---------------------------------
Total Liabilities                                                                            128,194,167        146,178,014

Shareholders' Equity:
  Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none issued or outstanding
  FOHP, Inc. Common Stock, $.01 par value, 100,000,000 shares authorized,
      100,000,000 in 1998 and 100,000,000 in 1997 issued and outstanding                       1,000,000          1,000,000
  Additional paid-in capital                                                                 215,351,597        208,053,796
  Accumulated deficit                                                                       (137,510,264)      (136,620,579)
                                                                                           ---------------------------------
Total shareholders' equity                                                                    78,841,333         72,433,217
                                                                                           ---------------------------------
Total Liabilities and Shareholders' Equity                                                 $ 207,035,500     $  218,611,231
                                                                                           =================================



                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 1998                     1997
                                                                           --------------------------------------
                                                                              (unaudited)             (unaudited)
REVENUE:
  Premiums from owners/providers                                           $     34,981,939        $    30,925,956
  Other premium revenue                                                          54,891,193             53,118,605
  Other, principally administrative service fees                                    875,331                686,269
  Interest income                                                                 1,232,062                607,871
                                                                           ---------------------------------------
Total revenue                                                                    91,980,525             85,338,701
                                                                           ---------------------------------------


EXPENSES:
  Medical services to owners/providers                                           13,693,633             10,174,871
  Hospital services to owners/providers                                          11,799,608             11,860,116
  Other medical services                                                         33,148,428             33,353,832
  Other hospital services                                                        18,555,188             25,075,780
  Selling, general and administrative                                            14,706,604             12,492,706
  Management fee - QualMed, Inc.                                                         --              1,701,120
  Management fee - Foundation Health Systems, Inc.                                  635,000                     --
  Amortization of goodwill                                                          673,314                     --
  Depreciation and other amortization                                               363,399                240,991
  Interest - Foundation Health Systems, Inc.                                        515,598                     --
  Other interest                                                                    109,151                  1,557
                                                                           ---------------------------------------
Total expenses                                                                   94,199,923             94,900,973
                                                                           ---------------------------------------

NET LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
                                                                                 (2,219,398)            (9,562,272)

Provision (benefit) for income taxes
                                                                                 (1,329,713)                 1,436
                                                                          ----------------------------------------
NET LOSS                                                                  $        (889,685)        $   (9,563,708)
                                                                          ========================================

NET LOSS PER COMMON SHARE                                                 $           (0.01)        $        (4.56)
                                                                          ========================================


                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY

                                                                COMMON STOCK
                                                       ------------------------------ ADDITIONAL                      TOTAL
                                                                          PAR          PAID-IN       ACCUMULATED   SHAREHOLDERS
                                                           SHARES        VALUE         CAPITAL         DEFICIT  (DEFICIENCY) EQUITY
                                                       ----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                             2,100,173    $   21,002    $ 30,648,489   $ (25,790,452)   $  4,879,039

Net loss for the period January 1, 1996 to
     December 31, 1996                                                                               (30,745,106)    (30,745,106)
                                                       ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                             2,100,173        21,002      30,648,489     (56,535,558)    (25,866,067)

Net loss for the period January 1, 1997 to
     December 31, 1997                                                                               (80,085,021)    (80,085,021)
Retirement of Common Stock-NJ                              (13,334)         (133)            133                               0
Conversion of debentures into shares of
     FOHP, Inc. Common Stock                               168,109         1,681       1,699,440                       1,701,121
Reclassification of Common Stock-NJ to Common
     Stock:
        Common Stock-NJ                                 (2,086,839)      (20,869)                                        (20,869)
        Common Stock                                     2,086,839        20,869                                          20,869
Issued Common Stock  (December 1, 1997
    at $10.12 per share)                                 4,941,049        49,410      49,950,590                      50,000,000
Issued Common Stock  (December 8, 1997
    at $.20 per share)                                  92,804,003       928,040      18,024,890                      18,952,930
Goodwill                                                                             107,730,254                     107,730,254
                                                       -------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                           100,000,000     1,000,000     208,053,796    (136,620,579)     72,433,217

Net loss for the period January 1, 1998 to
    March 31, 1998                                                                                      (889,685)       (889,685)
Capital contributed by Foundation Health Systems, Inc.                                 7,297,801                       7,297,801
                                                       -------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998 (UNAUDITED)                  100,000,000   $ 1,000,000    $215,351,597   $(137,510,264)   $ 78,841,333
                                                       =========================================================================



                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               FOR THE PERIOD         FOR THE PERIOD
                                                                              JANUARY 1, 1998        JANUARY 1, 1997
                                                                             TO MARCH 31, 1998      TO MARCH 31, 1997
                                                                            --------------------------------------------
                                                                                (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $    (889,685)            $ (9,563,708)
Adjustments to reconcile net loss to cash flows provided by
  (used in) operating activities:
      Depreciation and amortization                                              1,036,713                  240,991
      Interest cost converted to debt                                              506,036                       --
      Changes in operating assets and liabilities:
      Accounts receivable from owners/providers                                 (3,558,751)              (3,373,708)
      Other accounts receivable                                                   (160,423)               1,220,600
      Income tax receivables                                                    (1,331,638)                      --
      Prepaid expenses and other current assets                                    212,993                  197,971
      Restricted cash                                                           (4,785,370)                 (16,746)
      Other assets                                                                  10,900                    5,810
      Medical claims payable to owners/providers                                (6,875,578)               4,662,815
      Other medical claims payable                                              (5,866,072)              18,043,461
      Accounts payable                                                             303,799                  135,482
      Accrued expenses                                                             451,654                1,064,210
      Due to Foundation Health Systems, Inc.                                       644,562                       --
      Due to QualMed, Inc.                                                        (504,559)               1,701,120
      Unearned premium revenue                                                  (6,635,635)              (2,888,203)
      Other liabilities                                                             (8,054)              (1,129,913)
                                                                             --------------------------------------
Net cash flows (used in) provided by operating activities                      (27,449,108)              10,300,182


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                                              (792,561)                (189,394)
                                                                             --------------------------------------
Net cash used in investing activities                                             (792,561)                (189,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by Foundation Health Systems, Inc.                           7,297,801                       --
Payment of issue costs                                                                  --                 (250,186)
                                                                             --------------------------------------
Net cash provided by (used in) financing activities                              7,297,801                 (250,186)


Net (decrease) increase in cash and cash equivalents
 at the end of the period                                                      (20,943,868)               9,860,602
Cash and cash equivalents at the beginning of the period                        79,266,721               36,664,911
                                                                             ======================================
Cash and cash equivalents at the end of the period                           $  58,322,853             $ 46,525,513
                                                                             ======================================


Interest paid for the period                                                 $      73,336             $      1,557
                                                                             ======================================

State income taxes paid for the period                                       $       1,075             $      1,198
                                                                             ======================================


                             See accompanying notes

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998

1.  GENERAL

     FOHP, Inc. (the "Company" or "FOHP") serves as the holding company for its wholly-owned subsidiaries. The Company's principal operating subsidiary is First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"). FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Company include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc. ("FOHP-PA"), a Pennsylvania corporation, First Option Health Plan of Maryland, Inc. ("FOHP-MD"), a Maryland corporation, First Option Health Plan of Delaware, Inc. ("FOHP-DE"), a Delaware corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995, and First Option Dental, Inc. ("First Dental"), a New Jersey corporation, formed in 1996. These other subsidiaries have not commenced operations. The Board of Directors of the Company recently approved the dissolution of FOHP-NY, FOHP-MD, FOHP-DE and First Dental.

The  Company  is a New  Jersey  corporation  which was  formed in May 1994.  The
Company was formed to effect the reorganization of FOHP-NJ into a holding company structure (the "Reorganization"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of FOHP-NJ's outstanding common stock for shares of the Company's Common Stock-NJ. In connection with the Reorganization, FOHP-NJ distributed, as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Company. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional health maintenance organizations in states other than New Jersey. In December 1996, the Company sold all of the outstanding common stock of FMCO.

During the summer of 1996, as a result of FOHP-NJ's statutory net worth deficiency and the conditions imposed by the New Jersey Departments of Banking and Insurance and Health and Senior Services (the "Departments"), the Board of Directors of the Company discontinued the Company's expansion efforts in states other than New Jersey, including expansion efforts in New York, Pennsylvania and Maryland. The Company currently has no plans to expand into any other state.

Effective December 8, 1997, through the conversion of debentures (the "Convertible Debentures") into shares of Common Stock, the Company became a 98% owned subsidiary of Foundation Health Systems, Inc. (Note 2). The Company is dependent upon Foundation Health Systems, Inc. ("FHS") to provide sufficient capital to meet its operating and statutory financial requirements. It is the intention of FHS to provide such funds, as needed.

The financial information for the three month periods ended March 31, 1998 and March 31, 1997 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the
Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company has incurred a net loss of $889,685 for the three-month period ended March 31, 1998 and has an accumulated deficit of $137,510,264 at March 31, 1998. In order for the Company's principal operating subsidiary FOHP-NJ to meet statutory net worth requirements set forth in its COA granted by the Departments, the Company must generate sufficient operating profits and/or obtain one or more capital infusions. See Note 5.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998

In connection with FOHP-NJ's plan to remedy its statutory net worth deficiency, the Board of Directors of the Company approved an investment by FHS of approximately $51.7 million into the Company. FHS invested $51,701,121 into the Company through the purchase of a Convertible Debenture (the "Initial Convertible Debenture") convertible into 71% of the Company's outstanding equity, on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, which occurred on April 30, 1997, FHS converted $1,701,121 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Company's Common Stock. On December 1, 1997, FHS converted the remaining $50,000,000 of the principal into 4,941,049 shares of the Company's Common Stock. On December 8, 1997, due to the continued operating losses of FOHP-NJ, FHS invested an additional $29,000,000 into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted $18,952,930 of the principal amount thereof into 92,804,003 shares of the Company's Common Stock. The price per share paid by FHS upon conversion of the Convertible Debentures was calculated in accordance with the Amended Securities Purchase Agreement (the "Amended Securities Purchase Agreement") entered into by FHS, the Company and FOHP-NJ in connection with the sale of the Initial Convertible Debenture. The Convertible Debentures accrue interest at a variable rate adjusted on a calendar quarterly basis. Such interest is due and payable within ten days after the end of each calendar quarter. Any such interest not paid when due and payable is considered defaulted interest and shall be added to the principal amount of the Convertible Debentures. At March 31, 1998, $1,753,373 of defaulted interest is included in the principal amount of the Convertible Debentures.

In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totaling $107,730,254 has been recorded to reflect the excess of FHS's purchase price over the appropriate fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. The goodwill is being amortized on a straight-line basis over 40 years. Amortization for the three-month period ended March 31, 1998 totaling $673,314 has been reflected in the statement of operations.

In December 1997, FHS also contributed an additional $24,000,000 to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures (the "Subordinated Debentures") which are not convertible into the Company's Common Stock, but otherwise have substantially the same terms as the Convertible Debentures. Further, FHS contributed $7,297,801 as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ as of March 31, 1998.

The following are significant accounting policies of the Company:

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

                                 March 31, 1998

ACCOUNTS RECEIVABLE

Accounts receivable are reported at estimated net realizable value by including provisions for retroactive terminations and uncollectible amounts.

RESTRICTED CASH

At March 31, 1998, FOHP-NJ was required to maintain $69,115,157 on deposit with the New Jersey Department of Banking and Insurance (the "DOI") to meet its "Minimum Insolvency Deposit for Healthcare Expenditures" (the "Insolvency Deposit") under current insurance regulations. The Insolvency Deposit is calculated based on the current financial statements and is required to be funded by June 30, 1998. As of March 31, 1998, FOHP-NJ had $17,278,723 on deposit with the DOI. FOHP-NJ has obtained approval from the DOI to fund the remaining Insolvency Deposit quarterly through December 31, 1998. In addition, FOHP-NJ is required to maintain $1,200,000 cash reserve with the Health Care Financing Administration ("HCFA") for its federal programs. As of March 31,1998, FOHP-NJ had $1,353,329 on deposit for its federal programs.

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

Certain premium revenue is earned under a contract between FOHP-NJ and HCFA for services provided to Medicare eligible recipients. The contract with HCFA had an initial term of 12 months and may be renewed for successive one-year terms. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ health plans.

OTHER REVENUE

Other revenue consists principally of fees for administrative service only contracts, which are recognized as income as services are rendered.

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

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998


INCOME TAXES

The Company's operations are included in FHS's consolidated federal and state income tax returns. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME
TAXES. Under FHS's tax allocation method, a tax provision or tax benefit is allocated to the Company based upon a calculation of the Company's income taxes as if it filed separate income tax returns.

PER SHARE DATA

Per share data are based on the weighted average number of shares of all classes of common stock outstanding during the comparative three-month periods ended March 31 (100,000,000 in 1998 and 2,095,728 in 1997, respectively).

3.  SUBORDINATED DEBT

In accordance with the terms of the Convertible Debentures and Subordinated Debentures, repayment of principal and interest will occur only from free and divisible surplus as reflected in the financial statements of the Company and with written approval of the Commissioner of the DOI. In the event of dissolution or liquidation of the Company, no repayment on these notes can be made unless and until all other liabilities of the Company have been satisfied.

The Convertible Debentures and Subordinated Debentures are due December 31, 2002 and accrue interest at a rate determined quarterly based on the rate charged to FHS under its credit facility (5.85% as of March 31, 1998). Interest is due and payable within ten days after the end of each quarter, subject to the terms noted above.

4.  COMMON STOCK

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

On March 25, 1998, the Board of Directors of the Company and FHS, as the majority shareholder of the Company, approved an increase in the total number of shares of the Company's authorized capital stock from 110,000,000 shares to 500,000,000 shares. Of these shares, 499,000,000 shares will be classified as Common Stock and 1,000,000 shares will be classified as Preferred Stock. The Company expects to amend its Certificate of Incorporation in the near future to effect the approved increase in the Company's authorized capital stock.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998


The Certificate of Incorporation and By-Laws of the Company include significant restrictions on the issuance and transfer of shares of Common Stock. The Certificate of Incorporation of the Company provides that only FHS and health care providers who enter into and maintain a provider agreement with a subsidiary of the Company may purchase Common Stock. Acute care institutions that enter into a provider agreement with a subsidiary of the Company may purchase shares of Common Stock directly or through an affiliate.

The Company may, but is not obligated to, repurchase shares of Common Stock from any shareholder whose provider agreement terminates for any reason or upon the occurrence of certain events, as described in the Company's Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Company's Certificate of Incorporation.

5.  STATUTORY NET WORTH AND DIVIDEND RESTRICTIONS

FOHP-NJ, pursuant to its COA to operate an HMO in New Jersey, is required to maintain a minimum statutory net worth. In addition, the COA provides that if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement applicable to it, FOHP-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, the Company learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement applicable to FOHP-NJ. FOHP-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by FOHP-NJ to correct the potential deficiency.

As part of the plan of action, on April 30, 1997, the Company sold the Initial Debenture to FHS in the principal amount of $51,701,120.38. The principal amount of the Initial Debenture was converted by FHS, into 71% of FOHP's capital stock on a fully-diluted basis.

To facilitate the sale of the Initial Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement, provided that FHS guarantees, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997, the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain 25% increments each quarter during 1998.

In December 1997, FHS contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for the New Convertible Debenture. Further, FHS contributed $7,297,801 as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ as of March 31, 1998. At March 31, 1998, FOHP-NJ was approximately $17.5 million below 100% of the minimum statutory net worth requirement.

In addition to the minimum statutory net worth requirements, FOHP-NJ may not pay dividends to its parent without prior approval of the Commissioner of the DOI.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998


6.  RELATED PARTY TRANSACTION

Pursuant to the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS, or a designated subsidiary of FHS (QualMed, Inc.), a management fee based on allocated corporate charges for 1998 and 2% of total revenue of the Company's health plans for 1997. For the three-month period ended March 31, 1998, the Company charged $635,000 to expense related to these management fees.

The amount due to FHS at March 31, 1998, represents management fees payable and interest payable related to the Debentures. The amount due to QualMed, Inc. at March 31, 1998 primarily represents cost allocations for claims processing services.

7.  IMPACT OF YEAR 2000 (UNAUDITED)

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

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and as yet is unable to estimate the cost. The Company does not expect this project to have a significant effect on operations. Expenditures through March 31, 1998 have not been material. The Company will implement its plan by placing a higher priority on the systems with significant operational implications. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION


OVERVIEW

The Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization of FOHP-NJ into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly owned subsidiary of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The Company does not conduct, nor does management believe that it will conduct, any business. All health care benefit products and services are, and will be, provided by the Company's subsidiaries.

FOHP-NJ, a New Jersey corporation, was formed in May 1993 to operate as an HMO in the State of New Jersey. FOHP-NJ received its COA in June 1994 to operate as an HMO in the service area encompassing the entire State of New Jersey and commenced operations on July 1, 1994. Pursuant to the Reorganization, FOHP-NJ became a wholly owned subsidiary of the Company on June 8, 1995. Currently, it is the Company's principal subsidiary.

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of May 14, 1998, FOHP-NJ had entered into provider agreements with 62 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 11,000 physicians licensed to practice in New Jersey ("NJ Practitioners"), and approximately 75 other health care providers. The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with NJ Acute Care Institution shareholders as subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Acute Care Institutions that are shareholders are capped to be within a certain corridor (+/- 4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

PREMIUM REVENUE. For the three-month period ended March 31, 1998, medical premium revenue totaled $89.9 million or $5.9 million more than the $84.0 million of medical premium revenue generated during the same period in 1997. Approximately 38% of medical premium revenue generated in 1998 and approximately 36% of medical premium revenue generated in 1997 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial products which are not marketed directly to employees of providers of FOHP-NJ. The Company also believes that it will benefit by its inclusion in the formation of FHS's Northeast region, which is comprised of three health plans with a total of more than one million members in the New York tri-state area.

OTHER REVENUE. Other revenue, principally administrative fees, for the three-month period ended March 31, 1998 was $875 thousand compared to $686 thousand of other revenue for the same period of the prior year. Interest income for the first quarter of 1998 was $1.2 million, a $624 thousand increase from the $608 thousand generated in 1997. The increase in interest income was due to the larger cash reserves related to the investments by FHS in April 1997 and December 1997.

MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the three-month period ended March 31, 1998 were $77.2 million or $3.3 million lower than expenses incurred for the same period in 1997. The decrease in medical and hospital service expenses from 1997 to 1998 was primarily attributable to a decrease in enrollees in the Medicare line of business as well as enhanced utilization efforts in the Commercial, Medicaid and Medicare lines of business. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three-month period ended March 31, 1998 was 85.8% compared to 95.8% for the same period in 1997. The Company believes that this decrease is attributed to recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $16.0 million for the three-month period ended March 31, 1998, including a $635 thousand administrative management fee charged by FHS and $516 thousand interest expense associated with the Debentures, compared to $14.2 million incurred for the same period in 1997. The increase in selling, general and administrative expenses was the result of an increase in resources needed to reduce claims backlog as well as the payments of interest in 1998 associated with the Debentures.

OTHER EXPENSES. Depreciation and amortization expenses for the three-month period ended March 31, 1998 increased by $796 thousand from the $241 thousand incurred during the same period in 1997. This increase was mostly the result of amortization of goodwill associated with FHS' investment in the Company.

FOR THE THREE-MONTHS ENDED MARCH 31, 1997 AND 1996

PREMIUM REVENUE. For the three-month period ended March 31, 1997, medical premium revenue totaled $84 million or $34 million more than the $50 million of medical premium revenue generated during the same period in 1996. Medical premium revenue generated by the Company during the three-month period ended March 31, 1997 was substantially greater than the medical premium revenue generated by the Company during the same period in 1996 due to the significant subscriber growth experienced since the end of the first quarter of 1996. Approximately 37% of medical premium revenue generated in the first quarter of 1997 and approximately 69% of medical premium generated in the first quarter of 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and FOHP-NJ continues to benefit from current marketing efforts focused on commercial, Medicare and Medicaid products which are not marketed directly to employees of providers of FOHP-NJ.

OTHER REVENUE. Other revenue, principally administrative fees, for the three-month period ended March 31, 1997 was $686 thousand compared to $1.5 million of other revenue for the same period of the prior year. This decrease is attributed to the sale of FMCO, formally a wholly-owned subsidiary of the Company, in the last quarter of 1996. Interest income for the first quarter of 1997 was $608 thousand, a $270 thousand increase from $338 thousand generated in the first quarter of 1996. The increase in interest income was due to the larger cash reserves maintained by the Company in the first quarter of 1997.

MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the three-month period ended March 31, 1997 were $81.4 million or $37.9 million higher than expenses incurred in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three-month period ended March 31, 1997 was 96.8% compared to 86.8% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans and changes in the mix of products offered by FOHP-NJ. The Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in the future quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $13.3 million for the three-month period ended March 31, 1997, including a $1.7 million management fee payable to FHS, compared to $11.9 million incurred for the same period in 1996. The increase was principally due to continued resource commitment to infrastructure, which is necessary to support enrollment growth.

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

FOHP-NJ is required by the Departments to maintain a minimum statutory net worth. In addition, if FOHP-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, FOHP-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, FOHP learned that FOHP-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. FOHP-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action, which outlined the actions taken and measures to be used by FOHP-NJ to correct the potential deficiency.

As part of the plan of action, on April 30, 1997, FOHP sold to FHS the Initial Debenture in the aggregate principal amount of $51,701,120.38, pursuant to the Amended Securities Purchase Agreement. The principal amount of the

Initial Debenture was convertible, at the option of FHS, into 71 percent of FOHP's capital stock on a fully diluted basis. At the closing of the purchase of the Initial Debenture, FHS converted $1,701,120.38 of principal amount of the Initial Debenture into 168,109 shares of Common Stock.

To facilitate the sale of the Initial Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ fails to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Initial Debenture, provided that FHS guarantees, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997 the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain 25% increments each quarter during 1998.

In connection with the sale of the Initial Debenture, FHS and FOHP entered into a Letter Agreement (the "Letter Agreement") which clarifies FHS' right under the Amended Securities Purchase Agreement to infuse additional capital into FOHP in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the Letter Agreement, FHS had the right to, at any time prior to December 31, 1997, contribute up to $5,000,000 in additional capital to FOHP to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements as of December 31, 1997. In the event that FHS contributed additional capital to FOHP to meet a Net Capital Shortfall or projected Net Capital Shortfall in accordance with the terms of the Letter Agreement, FHS would be issued additional convertible debentures in substantially the same form as the Debentures.

The Amended Securities Purchase Agreement also provides that if FOHP projects a Net Capital Shortfall and FHS does not advance funds to FOHP to satisfy such Net Capital Shortfall, FOHP may initiate a pro rata offering of its Common Stock to all the then-current shareholders of the Company to raise capital to satisfy the Net Capital Shortfall.

Effective  December 1, 1997,  FHS  converted  the  remaining  $50 million of the principal amount of the Initial Debenture, dated as of April 30, 1997, into 4,941,049 shares of Common Stock. After the conversion, FHS owned 5,109,158 shares of the 7,195,997 shares of Common Stock then outstanding, which represented 71% of the fully diluted equity of the Company.

In order to satisfy certain statutory net worth requirements applicable to FOHP-NJ and in accordance with the Amended and Restated Securities Purchase Agreement, FHS elected on December 8, 1997 to infuse $29 million into the Company in exchange for the New Convertible Debenture. Immediately upon receipt of the New Convertible Debenture, FHS converted approximately $18,952,930 of the principal amount thereof into 92,804,000 shares of the Common Stock. After the partial conversion of the New Convertible Debenture, FHS owned 97,913,161 shares of the 100,000,000 shares of Common Stock outstanding, which represents approximately 98% of the fully-diluted equity of the Company.

In December 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for Subordinated Debentures. Further, FHS contributed $7,297,801 as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ as of March 31, 1998.

Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures." As of March 31, 1998, it is estimated that this deposit covering two months of incurred health expenditures will be approximately $69 million. One-fourth of the deposit, or $12.5 million (including interest earned), was made by September 30, 1997. An additional $4.6 million was deposited on March 31, 1998 and an additional $9.5 million was deposited on April 2, 1998. The remainder of the deposit will be made in quarterly installments and is subject to a revised calculation as of September 30, 1998.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. See "Part 1, Item 1 - Notes to Condensed Consolidated Financial Statements - Note 7."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 1998, the Board of Directors of the Company and FHS, as the majority shareholder of the Company, approved an increase in the total number of shares of the Company's authorized capital stock from 110,000,000 shares to 500,000,000 shares. Of these shares, 499,000,000 shares will be classified as Common Stock and 1,000,000 shares will be classified as Preferred Stock. The Company expects to amend its Certificate of Incorporation in the near future to effect the approved increase in the Company's authorized capital stock.

Of the 100,000,000 shares of the Company's Common Stock outstanding, 97,913,161 shares are held by FHS and were voted by FHS for the proposed increase in the number of shares of authorized capital stock of the Company. Pursuant to New Jersey law, the Company was not required to solicit votes from the holders of the remaining 2,086,839 shares of outstanding Common Stock. Accordingly, no shares of Common Stock were voted for or against the proposal to increase the number of shares of the Company's authorized capital stock other than the 97,913,161 shares of Common Stock held by FHS.

ITEM 5.   OTHER EVENTS

Effective  April 1,  1998,  Thomas  W.  Wilfong  was named  President  and Chief
Executive Officer of the Company. Mr. Wilfong replaced Roger W. Birnbaum, who will continue his affiliation with the Company as a consultant. Mr. Wilfong has served as President of the New Jersey Operations of FHS, a Delaware corporation which owns approximately 98% of the outstanding Common Stock of the Company, since February 1998. Prior to joining FHS, Mr. Wilfong served from August 1996 to February 1998 as Executive Director of Physicians Health Services of New Jersey, Inc., a subsidiary of Physicians Health Services, Inc. ("PHS"), a group of managed health care companies headquartered in Connecticut with operations in Connecticut, New Jersey and New York. PHS was acquired by FHS in December 1997. From July 1986 to August 1996, he served as Vice President of Medical Management of Central New Jersey Medical Group. Mr. Wilfong also has served as a director of the Company since March 25, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11 - Computation of Earnings Per Share.

Exhibit 27 - Financial Data Schedule.

Reports on Form 8-K - For the three months ended March 31, 1998, the Company filed the following Current Report on Form 8-K with the Securities and Exchange
Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported December 1, 1997, with respect to (i) the conversion of Debentures by FHS and the additional infusion of capital into the Company by FHS, and (ii) the acquisition of PHS by FHS.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    FOHP, INC.
                                    -------------------------------------------
                                                   (Registrant)



          MAY 14, 1998             /s/Thomas W. Wilfong
          ------------             --------------------------------------------
             Date                                  (Signature)**
                                                THOMAS W. WILFONG
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




          MAY 14, 1998             /s/Marc M. Stein
          ------------             --------------------------------------------
             Date                                  (Signature)**
                                                   MARC M. STEIN
                                    PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER