Form 10-Q
period 1998-06-30
FOHP INC
filed 1998-08-14
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

For the quarterly period ended  June 30, 1998
                                -----------------------------------------------

                                                        or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                                ----------------           --------------------

Commission File Number:         0-25944
                                -----------------------------------------------

                                FOHP, Inc.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

New Jersey                                                    22-3314813
-------------------------------------------------------------------------------
(State or other  jurisdiction of incorporation               (IRS Employer
 or  organization)                                          Identification No.)

3501 State Highway 66, Neptune, New Jersey                      07753
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, 100,000,000 shares outstanding as of August 13, 1998




                                 INDEX                                                         PAGE NO.




                         PART I - FINANCIAL INFORMATION

             Item 1.     Financial Statements

             Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997             3

             Condensed Consolidated Statements of Operations                                         4
               For the periods April 1 to June 30, 1998 & 1997
               For the periods January 1 to June 30, 1998 & 1997

             Condensed Consolidated Statements of Shareholders' (Deficiency) Equity                  5
               For the period January 1, 1997 to December 31, 1997
               For the period January 1, 1998 to June 30, 1998

             Condensed Consolidated Statements of Cash Flows                                         6
               For the periods January 1, 1998 to June 30, 1998
               For the periods January 1, 1997 to June 30, 1997

             Notes to Condensed Consolidated Financial Statements                                    7

             Item 2.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                  14


                           PART II - OTHER INFORMATION

             Item 1.     Legal Proceedings                                                          19

             Item 6.     Exhibits and Reports on Form 8-K                                           20

             Signature Page                                                                         21


                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                        June 30,      December 31,
                                                                                           1998            1997
                                                                                      ---------------------------------
                                                                                       (unaudited)       (audited)
Assets
Cash and cash equivalents                                                               $ 29,559,336      $ 79,266,721
Accounts receivable from owners/providers, net of allowance for doubtful accounts
  and retroactive terminations of $345,144 in 1998 and $922,354 in 1997                    9,642,628        11,096,487
Other accounts receivable, net of allowance for doubtful accounts and retroactive
  terminations of $2,709,230 in 1998 and $2,507,619 in 1997.                               3,418,481         3,131,333
Prepaid and other current assets                                                             755,822           635,548
                                                                                      ---------------------------------
Total current assets                                                                      43,376,267        94,130,089

  Restricted Cash                                                                         42,614,363        13,846,682
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $2,313,716 and $2,349,874, respectively)                            2,641,555         2,480,042
  Goodwill (net of accumulated amortization of $1,346,628 and $0, respectively)          106,383,626       107,730,254
  Other assets                                                                               383,379           424,164
                                                                                      ---------------------------------
Total Assets                                                                           $ 195,399,190     $ 218,611,231
                                                                                      =================================


Liabilities and Shareholders' Equity
Current Liabilities:
  Medical claims payable to owners/providers                                            $ 13,398,403      $ 20,308,241
  Other medical claims payable                                                            31,262,941        62,614,704
  Accounts payable                                                                           924,408           746,369
  Accrued expenses                                                                        15,379,691        17,512,845
  Due to Foundation Health Systems, Inc.                                                     741,387           543,075
  Due to QualMed, Inc.                                                                     2,047,303         1,192,716
  Unearned premium                                                                           391,914         7,965,658
                                                                                      ---------------------------------
Total current liabilities                                                                 64,146,047       110,883,608

Convertible debentures                                                                    12,007,362        11,294,406
Subordinated debentures                                                                   24,346,192        24,000,000
                                                                                      ---------------------------------
Total Liabilities                                                                        100,499,601       146,178,014

Shareholders' Equity:
  Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none issued or outstanding
  FOHP, Inc. Common Stock, $.01 par value, 100,000,000 shares authorized,
      100,000,000 in 1998 and 100,000,000 in 1997 issued and outstanding                   1,000,000         1,000,000
  Additional paid-in capital                                                             227,951,597       208,053,796
  Accumulated deficit                                                                   (134,052,008)     (136,620,579)
                                                                                      ---------------------------------
Total shareholders' equity                                                                94,899,589        72,433,217
                                                                                      ---------------------------------
Total Liabilities and Shareholders' Equity                                             $ 195,399,190     $ 218,611,231
                                                                                      =================================




                             See accompanying notes
                                       3

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 Three Months Ended                        Six Months Ended
                                                                       June 30                                 June 30,
                                                                1998               1997                1998               1997
                                                            ---------------------------------      --------------------------------
                                                              (unaudited)       (unaudited)          (unaudited)       (unaudited)


Revenue:
  Premiums from owners/providers                             $ 31,681,729       $ 30,061,855       $  66,663,668      $  60,987,811
  Other premium revenue                                        49,817,037         62,640,050         104,708,230        115,758,655
  Other, principally administrative service fees                  638,203            221,982           1,513,534            908,251
  Interest income                                                 998,390          1,082,268           2,230,452          1,690,139
                                                            ---------------------------------      ---------------------------------
Total revenue                                                  83,135,359         94,006,155         175,115,884        179,344,856
                                                            ---------------------------------      ---------------------------------


Expenses:
  Medical services to owners/providers                         17,436,261         23,966,704          40,595,318         45,991,933
  Other medical services                                       40,684,608         63,632,941          94,722,408        122,995,354
  Selling, general and administrative                          14,003,766         13,626,664          28,710,370         25,196,327
  Management fee - QualMed, Inc.                                        -          1,838,354                   -          3,539,474
  Management fee - Foundation Health Systems, Inc.                636,000                  -           1,271,000                  -
  Amortization of goodwill                                        673,314                  -           1,346,628                  -
  Depreciation and other amortization                             375,234            349,279             738,633            590,270
  Interest - Foundation Health Systems, Inc.                      529,862            503,459           1,045,460            503,459
  Other interest                                                  149,105             27,434             258,256             28,991
  Restructuring Costs                                                   -          1,134,097                   -          1,134,097
                                                            ---------------------------------      ---------------------------------
Total expenses                                                 74,488,150        105,078,932         168,688,073        199,979,905
                                                            ---------------------------------      ---------------------------------

Net income (loss) before provision for income taxes             8,647,209        (11,072,777)          6,427,811        (20,635,049)

Provision for income taxes                                      5,188,953                600           3,859,240              2,036
                                                            ---------------------------------      ---------------------------------

Net income (loss)                                            $  3,458,256       $(11,073,377)        $ 2,568,571      $ (20,637,085)
                                                            =================================      =================================

Net income (loss) per common share                           $       0.04       $      (5.04)        $      0.03      $       (9.61)
                                                            =================================      =================================




                             See accompanying notes
                                       4

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY



                                                        Common Stock
                                                  --------------------------  Additional                        Total
                                                                    Par        Paid-In     Accumulated     Shareholders
                                                     Shares        Value       Capital       Deficit    (Deficiency) Equity
                                                  -------------------------------------------------------------------------

Balance at December 31, 1996                          2,100,173    $ 21,002   $30,648,489   $(56,535,558)    $ (25,866,067)

Net loss for the period January 1, 1997 to
     December 31, 1997                                                                       (80,085,021)      (80,085,021)
Retirement of Common Stock-NJ                           (13,334)       (133)          133                                0
Conversion of debentures into shares of
     FOHP, Inc. Common Stock                            168,109       1,681     1,699,440                        1,701,121
Reclassification of Common Stock-NJ to Common
     Stock:
        Common Stock-NJ                              (2,086,839)    (20,869)                                       (20,869)
        Common Stock                                  2,086,839      20,869                                         20,869
Issued Common Stock  (December 1, 1997
    at $10.12 per share)                              4,941,049      49,410    49,950,590                       50,000,000
Issued Common Stock  (December 8, 1997
    at $.20 per share)                               92,804,003     928,040    18,024,890                       18,952,930
Goodwill                                                                      107,730,254                      107,730,254
                                                  -------------------------------------------------------------------------
Balance at December 31, 1997                        100,000,000   1,000,000   208,053,796   (136,620,579)       72,433,217

Net income for the period January 1, 1998 to
    June 30, 1998                                                                              2,568,571         2,568,571
Capital contributed by Foundation Health
    Systems, Inc.                                                              19,897,801                       19,897,801
                                                  -------------------------------------------------------------------------
Balance at June 30, 1998 (unaudited)                100,000,000  $1,000,000  $227,951,597  $(134,052,008)     $ 94,899,589
                                                  =========================================================================




                             See accompanying notes
                                       5

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              For the period           For the period
                                                                              January 1, 1998         January 1, 1997
                                                                             to June 30, 1998         to June 30, 1997
                                                                          ----------------------------------------------
                                                                                (unaudited)             (unaudited)


Cash flows from operating activities
Net income (loss)                                                            $ 2,568,571            $ (20,637,085)
Adjustments to reconcile net loss to cash flows provided by
  (used in) operating activities:
     Depreciation and amortization                                             2,085,261                  590,270
     Interest cost converted to debt                                           1,059,148                        -
     Changes in operating assets and liabilities:
      Accounts receivable from owners/providers                                1,453,859               (2,613,246)
      Other accounts receivable                                                 (287,148)                 792,113
      Prepaid expenses and other current assets                                 (120,274)               1,248,469
      Restricted cash                                                        (28,767,681)                 (34,264)
      Other assets                                                                40,785                    7,130
      Medical claims payable to owners/providers                              (6,909,838)               4,770,362
      Other medical claims payable                                           (31,351,763)              19,970,998
      Accounts payable                                                           178,039               (1,348,797)
      Accrued expenses                                                        (2,133,154)               2,721,310
      Due to Foundation Health Systems, Inc.                                     198,312                1,224,423
      Due to QualMed, Inc.                                                       854,587                        0
      Unearned premium revenue                                                (7,573,744)              (3,672,720)
      Other liabilities                                                                0               (1,154,096)
                                                                          ----------------------------------------
Net cash flows (used in) provided by operating activities                    (68,705,040)               1,864,867


Cash flows from investing activities
Purchases of furniture and equipment                                            (900,146)                (315,902)
                                                                          ----------------------------------------
Net cash used in investing activities                                           (900,146)                (315,902)

Cash flows from financing activities
Capital contributed by Foundation Health Systems, Inc.                        19,897,801               51,701,120
Payment of issue costs                                                                 -               (1,188,269)
                                                                          ----------------------------------------
Net cash provided by (used in) financing activities                           19,897,801               50,512,851


Net (decrease) increase in cash and cash equivalents
 at the end of the period                                                    (49,707,385)              52,061,816
Cash and cash equivalents at the beginning of the period                      79,266,721               36,664,911
                                                                          ----------------------------------------
Cash and cash equivalents at the end of the period                          $ 29,559,336             $ 88,726,727
                                                                          ========================================


Interest paid for the period                                                $    258,256              $    11,567
                                                                          ========================================

State income taxes paid for the period                                      $        625              $     1,836
                                                                          ========================================


                             See accompanying notes
                                       6

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998





1.  General

FOHP, Inc. (the "Company" or "FOHP") serves as the holding company for its wholly-owned subsidiaries. The Company's principal operating subsidiary is First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"). FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Company include First Option Health Plan of New York, Inc. ("FOHP-NY"), a New York corporation, First Option Health Plan of Pennsylvania, Inc., a Pennsylvania corporation, First Option Health Plan of Maryland, Inc. ("FOHP-MD"), a Maryland corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995. These other subsidiaries have not commenced operations. The Board of Directors of the Company recently approved the dissolution of FOHP-NY and FOHP-MD. First Option Health Plan of Delaware, Inc. and First Option Dental, Inc., former inactive subsidiaries of the Company, were dissolved during the second quarter of 1998.

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

The financial information for the six month periods ended June 30, 1998 and June 30, 1997 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the
Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998




2.  Basis of Presentation and Significant Accounting Policies

The Company has generated net income of $3,458,256 for the three-month period ended June 30, 1998 and has an accumulated deficit of $134,052,008 at June 30, 1998. In order for the Company's principal operating subsidiary FOHP-NJ to meet statutory net worth requirements set forth in its COA granted by the Departments, the Company must generate sufficient operating profits and/or obtain one or more capital infusions. See Note 5.

In connection with FOHP-NJ's plan to remedy its statutory net worth deficiency, the Board of Directors of the Company approved an investment by FHS of approximately $51.7 million into the Company. FHS invested $51,701,121 into the Company through the purchase of a Convertible Debenture (the "Initial Convertible Debenture") convertible into 71% of the Company's outstanding equity, on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, which occurred on April 30, 1997, FHS converted $1,701,121 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Company's Common Stock. On December 1, 1997, FHS converted the remaining $50,000,000 of the principal into 4,941,049 shares of the Company's Common Stock. On December 8, 1997, due to the continued operating losses of FOHP-NJ, FHS invested an additional $29,000,000 into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted $18,952,930 of the principal amount thereof into 92,804,003 shares of the Company's Common Stock. The price per share paid by FHS upon conversion of the Convertible Debentures was calculated in accordance with the Amended Securities Purchase Agreement (the "Amended Securities Purchase Agreement") entered into by FHS, the Company and FOHP-NJ in connection with the sale of the Initial Convertible Debenture. The Convertible Debentures accrue interest at a variable rate adjusted on a calendar quarterly basis. Such interest is due and payable within ten days after the end of each calendar quarter. Any such interest not paid when due and payable is considered defaulted interest and shall be added to the principal amount of the Convertible Debentures. At June 30, 1998, $2,306,485 of defaulted interest is included in the principal amount of the Convertible Debentures.

In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totaling $107,730,254 has been recorded to reflect the excess of FHS's purchase price over the appropriate fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. The goodwill is being amortized on a straight-line basis over 40 years. Amortization for the six-month period ended June 30, 1998 totaling $1,346,628 has been reflected in the statement of operations.

In December 1997, FHS also contributed an additional $24,000,000 to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures (the "Subordinated Debentures") which are not convertible into the Company's Common Stock, but otherwise have substantially the same terms as the Convertible Debentures. Further, FHS contributed $19,897,801 to FOHP as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ as of June 30, 1998.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998


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

Restricted Cash

At June 30, 1998, FOHP-NJ was required to maintain $69,115,157 on deposit with the New Jersey Department of Banking and Insurance (the "DOI") to meet its "Minimum Insolvency Deposit for Healthcare Expenditures" (the "Insolvency Deposit") under current insurance regulations. The Insolvency Deposit is calculated based on the current financial statements and is required to be funded by June 30, 1998. As of June 30, 1998, FOHP-NJ had $41,243,643 on deposit with the DOI. FOHP-NJ has obtained approval from the DOI to fund the remaining Insolvency Deposit quarterly through December 31, 1998. The remainder of the deposit is subject to a revised calculation as of September 30, 1998. In addition, FOHP-NJ is required to maintain $1,200,000 cash reserve with the Health Care Financing Administration ("HCFA") for its federal programs. As of June 30,1998, FOHP-NJ had $1,370,720 on deposit for its federal programs.

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

Certain premium revenue is earned under a contract between FOHP-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services ("NJDHS-DMAHS"). The contract with NJDHS-DMAHS had an initial term of 18 months and may be renewed for successive one year terms. The contract can be suspended (by NJDHS-

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998



DMAHS) or terminated (by either party) upon the occurrence of certain events. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ health plans. Members may disenroll at any time other than months 2 through 6 of membership and eligibility is determined by NJDHS-DMAHS.

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

Per Share Data

Per share data are based on the weighted average number of shares of all classes of common stock outstanding during the comparative six-month periods ended June 30 (100,000,000 in 1998 and 2,147,320 in 1997, respectively).


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

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998



The Convertible Debentures and Subordinated Debentures are due December 31, 2002 and accrue interest at a rate determined quarterly based on the rate charged to FHS under its credit facility (5.85% as of June 30, 1998). Interest is due and payable within ten days after the end of each quarter, subject to the terms noted above.

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

On March 25, 1998, the Board of Directors of the Company and FHS, as the majority shareholder of the Company, approved an increase in the total number of shares of the Company's authorized capital stock from 110,000,000 shares to 500,000,000 shares. Of the total shares, 499,000,000 shares will be classified as Common Stock and 1,000,000 shares will be classified as Preferred Stock. The Company expects to amend its Certificate of Incorporation in the near future to effect the approved increase in the Company's authorized capital stock.

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

                                  June 30, 1998



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

In December 1997, FHS contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for the New Convertible Debenture. Further, FHS contributed $19,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ as of June 30, 1998. At June 30, 1998, FOHP-NJ was approximately $2.5 million below 100% of the minimum statutory net worth requirement.

In addition to the minimum statutory net worth requirements, FOHP-NJ may not pay dividends to its parent without prior approval of the Commissioner of the DOI.


6.  Related Party Transaction

Pursuant to the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS, or a designated subsidiary of FHS (QualMed, Inc.), a management fee based on allocated corporate charges. For the six-month period ended June 30, 1998, the Company charged $1,271,000 to expense related to these management fees.

The amount due to FHS at June 30, 1998, represents management fees payable and interest payable related to the Debentures. The amount due to QualMed, Inc. at June 30, 1998 primarily represents cost allocations for claims processing services.


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

                                  June 30, 1998





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

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and as yet is unable to estimate the cost. The Company does not expect this project to have a significant effect on operations. Expenditures through June 30, 1998 have not been material. The Company will implement its plan by placing a higher priority on the systems with significant operational implications. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of August 13, 1998, FOHP-NJ had entered into provider agreements with 62 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 11,000 physicians licensed to practice in New Jersey ("NJ Practitioners"), and approximately 75 other health care providers. The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with NJ Acute Care Institution shareholders as subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Acute Care Institutions that are shareholders are capped to be within a certain corridor (+/- 4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

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


Results of Operations

For the three months ended June 30, 1998 and 1997

Premium Revenue. For the three-month period ended June 30, 1998, medical premium revenue totaled $81.5 million or $11.2 million less than the $92.7 million of medical premium revenue generated during the same period in 1997. This decrease was due to reduced enrollment in FOHP-NJ health benefit plans, specifically in the Medicare line of business. Approximately 39% of medical premium revenue generated in 1998 and approximately 32% of medical premium revenue generated in 1997 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS's Northeast region, which is comprised of three health plans with a total of more than one million members in the New York tri-state area.

Other Revenue. Other revenue, principally administrative fees, for the three-month period ended June 30, 1998 was $638 thousand compared to $222 thousand of other revenue for the same period of the prior year. Interest income for the second quarter of 1998 was $998 thousand, as compared to the $1.0 million generated in 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the three-month period ended June 30, 1998 were $58.1 million or $29.5 million lower than expenses incurred for the same period in 1997. The decrease in medical and hospital service expenses from 1997 to 1998 was primarily attributable to a decrease in enrollees in the Medicare line of business as well as enhanced utilization efforts in the Commercial, Medicaid and Medicare lines of business. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three-month period ended June 30, 1998 was 71.3% compared to 94.5% for the same period in 1997. The Company believes that this decrease is attributed to recent operational changes, specifically the implementation of a modified provider reimbursement schedule, enhanced utilization management efforts, a reduction of Medicare enrollment, which had a higher medical loss ratio than the Company's other lines of business and a reduction of the IBNR reserve due to more complete claims payment data being available to the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $15.3 million for the three-month period ended June 30, 1998, including a $636 thousand administrative management fee charged by FHS and $530 thousand interest expense associated with the Convertible and Subordinated Debentures, compared to $15.5 million incurred for the same period in 1997.

Other Expenses. Depreciation and amortization expenses for the three-month period ended June 30, 1998 increased by $699 thousand from the $349 thousand incurred during the same period in 1997. This increase was mostly the result of amortization of goodwill associated with FHS's investment in the Company.

For the six-months ended June 30, 1998 and 1997

Premium Revenue. For the six-month period ended June 30, 1998, medical premium revenue totaled $171.4 million or $5.3 million less than the $176.7 million of medical premium revenue generated during the same period in 1997. This decrease was due to reduced enrollment in FOHP-NJ health benefit plans, specifically in the Medicare line of business. Approximately 38% of medical premium revenue generated in the first six months of 1998 and approximately 35% of medical premium generated in the first six months of 1997 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS's Northeast region, which is comprised of three health plans with a total of more than one million members in the New York tri-state area.

Other Revenue. Other revenue, principally administrative fees, for the six-month period ended June 30, 1998 was $1.5 million compared to $908 thousand of other revenue for the same period of the prior year. Interest income for the first six months of 1998 was $2.2 million, a $500 thousand increase from the $1.7 million generated in the first six months of 1997. The increase in interest income was due to the larger cash reserves related to the investment by FHS on April 30, 1997.

Medical and Hospital Service Expenses. Total expenses attributable to medical and hospital service for the six-month period ended June 30, 1998 were $135.3 million or $33.7 million less than expenses incurred for the same period in 1997. The decrease in medical and hospital service expenses from 1997 to 1998 was primarily attributable to a decrease in enrollees in the Medicare line of business as well as enhanced utilization efforts in the Commercial, Medicaid and Medicare lines of business. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the six-month period ended June 30, 1998 was 78.9% compared to 95.6% for the same period in 1997. The Company believes that this decrease is attributed to recent operational changes, specifically the implementation of a modified provider reimbursement schedule, enhanced utilization management efforts, a reduction of Medicare enrollment, which had a higher medical loss ratio than the Company's other lines of business and a reduction of the IBNR reserve due to more complete claims payment data being available to the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $31.3 million for the six-month period ended June 30, 1998, including a $1.3 million management fee payable to FHS, compared to $29.3 million incurred for the same period in 1997.

Other Expenses. Depreciation and amortization expenses for the six-month period ended June 30, 1998 increased by $1.5 million from $590 thousand incurred during the same period in 1997. This increase was mostly the result of amortization of goodwill associated with FHS's investment in the Company.

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

As part of the plan of action, on April 30, 1997, FOHP sold to FHS the Initial Debenture in the aggregate principal amount of $51,701,120.38, pursuant to the Amended Securities Purchase Agreement. The principal amount of the Initial Debenture was convertible, at the option of FHS, into 71% of FOHP's capital stock on a fully diluted basis. At the closing of the purchase of the Initial Debenture, FHS converted $1,701,120.38 of principal amount of the Initial Debenture into 168,109 shares of Common Stock.

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

In December 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for Subordinated Debentures. Further, FHS contributed $19,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ as of June 30, 1998.

Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures." As of June 30, 1998, it is estimated that this deposit covering two months of incurred health expenditures will be approximately $69 million. The initial deposit, or $12.5 million (including interest earned), was made by September 30, 1997. An additional $4.6 million was deposited on March 31, 1998, $9.5 million was deposited on April 2, 1998 and an additional $14.6 was deposited on June 30, 1998. The remainder of the deposit will be made in quarterly installments and is subject to a revised calculation as of September 30, 1998.

Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. See "Part 1, Item 1 Notes to Condensed Consolidated Financial Statements - Note 7."

Item 1.           Legal Proceedings

As reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, FOHP received a letter from the New Jersey Department of Health and Senior Services (the "DOH") dated January 23, 1998 (the "DOH Letter"), in which the DOH stated that it was in receipt of information that indicated that FOHP was in violation of a number of provisions of the statutes and rules governing HMOs in New Jersey. In the DOH Letter, the DOH alleged that FOHP constructively terminated its provider contracts with certain NJ Acute Care Institutions by unilaterally adding new terms to the existing contracts between FOHP and such NJ Acute Care Institutions. More specifically, the DOH alleged that FOHP had stated that it would not honor its existing agreements with certain NJ Acute Care Institutions for the provision of surgical services unless all anesthesiologists at the hospitals became providers in FOHP's provider network. The DOH also stated in the DOH Letter its intention to levy fines against FOHP based on the information that it had already received with respect to FOHP and on any additional information obtained by the DOH during its investigation of FOHP.

After FOHP's receipt of the DOH Letter, various members of the DOH visited FOHP and met with certain employees and representatives of FOHP for the purposes of gathering information necessary to complete the DOH's inquiry with respect to the matters identified in the DOH Letter. FOHP fully cooperated with the DOH's investigation and provided all of the information requested by the DOH. Subsequent to the DOH's site visit at FOHP, representatives of the DOH and FOHP had ongoing discussions regarding the DOH's investigation into the matters which were identified in the DOH Letter.

As a result of the ongoing discussions between representatives of the DOH and FOHP, the DOH and FOHP entered into an administrative consent order, effective July 2, 1998 (the "ACO"), in order to amicably resolve the matters identified in the DOH Letter and promote the public's interests, without any admission of liability or fact by either party, and without trial or adjudication of any facts or issues contained therein. Pursuant to the ACO, FOHP agrees (i) to provide in-network coverage for anesthesiology services for non-emergent procedures at participating hospitals for its commercial HMO and point of service members, even in those circumstances where there is no participating anesthesiologist at a participating facility, unless FOHP notifies all affected members, providers and the DOH to the contrary at least thirty (30) days in advance, and, if requested by the DOH, meets with the DOH for consultation and review, (ii) in the event FOHP is required to give notice to members and/or providers concerning a change in FOHP's network of providers, to provide assistance to its members during the transition period necessitated by the change, and (iii) to pay the DOH the amount of $99,800 within ninety (90) days of the effective date of the ACO.

Item 6.           Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings Per Share.

Exhibit 27 - Financial Data Schedule.

Reports on Form 8-K - For the three months ended June 30, 1998, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               FOHP, Inc.
                                    -------------------------------------------
                                               (Registrant)



             August 13, 1998        /s/  Thomas W. Wilfong
             ---------------        -------------------------------------------
                  Date                              (Signature)**
                                                Thomas W. Wilfong
                                       President and Chief Executive Officer





             August 13, 1998       /s/ Marc M. Stein
             ---------------       --------------------------------------------
                 Date                               (Signature)**
                                                   Marc M. Stein
                                     Principal Financial and Accounting Officer