Form 10-Q
period 1998-09-30
FOHP INC
filed 1998-11-17
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:        0-25944
                               -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes    X        No
                           ----          ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X       No
    ----         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, 99,997,000 SHARES OUTSTANDING AS OF NOVEMBER 12, 1998

                                         INDEX                          PAGE NO.




                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - September 30, 1998 and
  December 31, 1997                                                            3

Condensed Consolidated Statements of Operations                                4
  For the periods July 1 to September 30, 1998 and 1997
  For the periods January 1 to September 30, 1998 and 1997

Condensed Consolidated Statements of Shareholders' (Deficiency) Equity         5
  For the period January 1, 1997 to December 31, 1997
  For the period January 1, 1998 to September 30, 1998

Condensed Consolidated Statements of Cash Flows                                6
  For the periods January 1, 1998 to September 30, 1998
  For the periods January 1, 1997 to September 30, 1997

Notes to Condensed Consolidated Financial Statements                           7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        13


             PART II - OTHER INFORMATION
ITEM 5.      OTHER INFORMATION                                                20

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 20

Signature Page                                                                21

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                               1998                  1997
                                                                                    ------------------------------------------
                                                                                            (UNAUDITED)            (AUDITED)

ASSETS
Cash and cash equivalents                                                                   $ 29,340,408         $ 79,266,721
Accounts receivable from owners/providers, net of allowance for doubtful accounts
  and retroactive terminations of $840,783 in 1998 and $922,354 in 1997                       11,415,826           11,096,487
Other accounts receivable, net of allowance for doubtful accounts and retroactive
  terminations of $2,757,248 in 1998 and $2,507,619 in 1997.                                   3,391,750            3,131,333
Prepaid and other current assets                                                                 596,845              635,548
                                                                                    ------------------------------------------
Total current assets                                                                          44,744,829           94,130,089

  Restricted Cash                                                                             57,276,629           13,846,682
  Furniture and equipment (at cost, net of accumulated depreciation
   and amortization of $2,685,845 and $2,349,874, respectively)                                2,422,398            2,480,042
  Goodwill (net of accumulated amortization of $2,019,942 and $0, respectively)              105,710,312          107,730,254
  Other assets                                                                                   383,379              424,164
                                                                                    ------------------------------------------
Total Assets                                                                               $ 210,537,547        $ 218,611,231
                                                                                    ==========================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Medical claims payable to owners/providers                                                $ 13,527,494         $ 20,308,241
  Other medical claims payable                                                                31,564,153           62,614,704
  Accounts payable                                                                             1,540,874              746,369
  Accrued expenses                                                                            16,808,870           17,512,845
  Due to Foundation Health Systems, Inc.                                                       1,569,293              543,075
  Due to QualMed, Inc.                                                                         1,269,630            1,192,716
  Due to Other Affiliates                                                                        213,136                    -
  Unearned premium                                                                             2,282,236            7,965,658
                                                                                    ------------------------------------------
Total current liabilities                                                                     68,775,686          110,883,608

Convertible debentures                                                                        12,145,655           11,294,406
Subordinated debentures                                                                       24,737,761           24,000,000
                                                                                    ------------------------------------------
Total Liabilities                                                                            105,659,102          146,178,014

Shareholders' Equity:
  Preferred Stock, $1.00 par value, 10,000,000 shares authorized, none issued or outstanding
  FOHP, Inc. Common Stock, $.01 par value, 100,000,000 shares authorized,
      100,000,000 in 1998 and 100,000,000 in 1997 issued and outstanding                       1,000,000            1,000,000
  Additional paid-in capital                                                                 237,951,597          208,053,796
  Accumulated deficit                                                                       (134,073,152)        (136,620,579)
                                                                                    ------------------------------------------
Total shareholders' equity                                                                   104,878,445           72,433,217
                                                                                    ------------------------------------------
Total Liabilities and Shareholders' Equity                                                 $ 210,537,547        $ 218,611,231
                                                                                    ==========================================


                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 1998              1997            1998              1997
                                                             -------------------------------   --------------------------------
                                                              (unaudited)       (unaudited)     (unaudited)       (unaudited)


REVENUE:
  Premiums from owners/providers                             $ 28,710,191      $ 36,793,341     $ 95,373,859      $ 97,781,152
  Other premium revenue                                        50,901,751        60,943,037      155,609,981       176,701,692
  Other, principally administrative service fees                  585,148           888,817        2,098,682         1,797,068
  Interest income                                               1,009,308         1,200,923        3,239,760         2,891,062
                                                             -------------------------------    ------------------------------
Total revenue                                                  81,206,398        99,826,118      256,322,282       279,170,974
                                                             -------------------------------    ------------------------------


EXPENSES:
  Medical services to owners/providers                         19,602,135        32,646,831       60,197,453        78,638,764
  Other medical services                                       45,738,318        81,753,021      140,460,726       204,748,375
  Selling, general and administrative                          13,530,625        11,468,890       42,240,995        36,665,217
  Management fee - QualMed, Inc.                                        -         2,006,759                -         5,546,233
  Management fee - Foundation Health Systems, Inc.                636,000                 -        1,907,000                 -
  Amortization of goodwill                                        673,314                 -        2,019,942                 -
  Depreciation and other amortization                             378,679           410,408        1,117,312         1,000,678
  Interest - Foundation Health Systems, Inc.                      558,728           743,877        1,604,188         1,247,336
  Other interest                                                  143,029            39,265          401,285            68,256
  Restructuring costs                                                   -                 -                -         1,134,097
                                                             ------------------------------     ------------------------------
Total expenses                                                 81,260,828       129,069,051      249,948,901       329,048,956
                                                             ------------------------------     ------------------------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (54,430)      (29,242,933)       6,373,381       (49,877,982)

Provision (benefit) for income taxes                              (33,286)              103        3,825,954             2,139
                                                             ------------------------------     ------------------------------

NET INCOME (LOSS)                                            $    (21,144)    $ (29,243,036)    $  2,547,427     $ (49,880,121)
                                                             ==============================     ==============================

NET INCOME (LOSS) PER COMMON SHARE                           $         --     $      (12.97)    $       0.03     $      (22.85)
                                                             ==============================     ==============================




                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY



                                                                COMMON STOCK
                                                      --------------------------      ADDITIONAL                      TOTAL
                                                                            PAR        PAID-IN       ACCUMULATED    SHAREHOLDERS
                                                           SHARES          VALUE       CAPITAL         DEFICIT   (DEFICIENCY) EQUITY
                                                      ------------------------------------------------------------------------------


BALANCE AT DECEMBER 31, 1996                             2,100,173       $ 21,002      $ 30,648,489  $ (56,535,558)   $ (25,866,067)

Net loss for the period January 1, 1997 to
     December 31, 1997                                                                                 (80,085,021)     (80,085,021)
Retirement of Common Stock-NJ                              (13,334)          (133)              133                               0
Conversion of debentures into shares of
     FOHP, Inc. Common Stock                               168,109          1,681         1,699,440                       1,701,121
Reclassification of Common Stock-NJ to Common
     Stock:
        Common Stock-NJ                                 (2,086,839)       (20,869)                                          (20,869)
        Common Stock                                     2,086,839         20,869                                            20,869
Issued Common Stock  (December 1, 1997
    at $10.12 per share)                                 4,941,049         49,410        49,950,590                      50,000,000
Issued Common Stock  (December 8, 1997
    at $.20 per share)                                  92,804,003        928,040        18,024,890                      18,952,930
Goodwill                                                                                107,730,254                     107,730,254
                                                      ------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                           100,000,000      1,000,000       208,053,796   (136,620,579)      72,433,217

Net income for the period January 1, 1998 to
    September 30, 1998                                                                                   2,547,427        2,547,427
Capital contributed by Foundation Health Systems, Inc.                                   29,897,801                      29,897,801
                                                      ------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998 (UNAUDITED)              100,000,000    $ 1,000,000     $ 237,951,597  $(134,073,152)   $ 104,878,445
                                                      ==============================================================================





                             See accompanying notes

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    FOR THE PERIOD                 FOR THE PERIOD
                                                                   JANUARY 1, 1998                 JANUARY 1, 1997
                                                                TO SEPTEMBER 30, 1998           TO SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------
                                                                     (unaudited)                     (unaudited)

Cash flows from operating activities
Net income (loss)                                                    $ 2,547,427                   $ (49,880,121)
Adjustments to reconcile net income (loss) to cash flows
  used in operating activities:
     Depreciation and amortization                                     3,137,254                       1,000,678
     Interest cost converted to debt                                   1,589,010                         503,459
     Changes in operating assets and liabilities:
      Accounts receivable from owners/providers                         (319,339)                         52,230
      Other accounts receivable                                         (260,417)                       (878,108)
      Prepaid expenses and other current assets                           38,703                       1,200,104
      Restricted cash                                                (43,429,947)                    (12,398,571)
      Other assets                                                        40,785                         (18,283)
      Medical claims payable to owners/providers                      (6,780,747)                              -
      Other medical claims payable                                   (31,050,551)                      3,514,425
      Accounts payable                                                   794,505                          47,394
      Accrued expenses                                                  (703,975)                      1,506,177
      Due to Foundation Health Systems, Inc.                           1,026,218                       1,830,830
      Due to QualMed, Inc.                                                76,914                               -
      Due to Other Affiliates                                            213,136                               -
      Unearned premium revenue                                        (5,683,422)                     (3,400,222)
      Other liabilities                                                        -                      (1,178,279)
                                                                  -----------------------------------------------
Net cash flows used in operating activities                          (78,764,446)                    (58,098,287)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                                  (1,059,668)                     (1,270,724)
                                                                  -----------------------------------------------
Net cash used in investing activities                                 (1,059,668)                     (1,270,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by Foundation Health Systems, Inc.                29,897,801                      51,701,120
Payment of issue costs                                                         -                      (1,192,435)
                                                                  -----------------------------------------------
Net cash provided by financing activities                             29,897,801                      50,508,685


Net decrease in cash and cash equivalents at the end of the period   (49,926,313)                     (8,860,326)
Cash and cash equivalents at the beginning of the period              79,266,721                      36,664,911
                                                                  -----------------------------------------------
Cash and cash equivalents at the end of the period                  $ 29,340,408                    $ 27,804,585
                                                                  ===============================================


Interest paid for the period                                        $    400,948                    $     43,696
                                                                  ===============================================

State income taxes paid for the period                              $        625                    $      1,939
                                                                  ===============================================





                             See accompanying notes

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1998



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

The financial information for the nine month periods ended September 30, 1998 and September 30, 1997 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Additionally, such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Item 2 hereof.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1998

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company has generated a net loss of $21,144 for the three-month period ended September 30, 1998 and has an accumulated deficit of $134,073,152 at September 30, 1998. In order for the Company's principal operating subsidiary FOHP-NJ to meet statutory net worth requirements set forth in its COA granted by the Departments, the Company must generate sufficient operating profits and/or obtain one or more capital contributions from FHS. See Note 5.

In connection with FOHP-NJ's plan to remedy its statutory net worth deficiency, the Board of Directors of the Company approved an investment by FHS of approximately $51.7 million into the Company. FHS invested $51,701,121 into the Company through the purchase of a Convertible Debenture (the "Initial Convertible Debenture") convertible into 71% of the Company's outstanding equity, on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, which occurred on April 30, 1997, FHS converted $1,701,121 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Company's Common Stock. On December 1, 1997, FHS converted the remaining $50,000,000 of principal into 4,941,049 shares of the Company's Common Stock. On December 8, 1997, due to the continued operating losses of FOHP-NJ, FHS invested an additional $29,000,000 into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted $18,952,930 of the principal amount thereof into 92,804,003 shares of the Company's Common Stock. The price per share paid by FHS upon conversion of the Convertible Debentures was calculated in accordance with the Amended Securities Purchase Agreement (the "Amended Securities Purchase Agreement") entered into by FHS, the Company and FOHP-NJ in connection with the sale of the Initial Convertible Debenture. The Convertible Debentures accrue interest at a variable rate adjusted on a calendar quarterly basis. Such interest is due and payable within ten days after the end of each calendar quarter. Any such interest not paid when due and payable is considered defaulted interest and shall be added to the principal amount of the Convertible Debentures. At September 30, 1998, $2,836,346 of defaulted interest is included in the principal amount of the Convertible Debentures.

In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totaling $107,730,254 has been recorded to reflect the excess of FHS' purchase price over the appropriate fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. The goodwill is being amortized on a straight-line basis over 40 years. Amortization for the nine-month period ended September 30, 1998 totaling $2,019,942 has been reflected in the statement of operations.

In December 1997, FHS also contributed an additional $24,000,000 to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures (the "Subordinated Debentures") which are not convertible into the Company's Common Stock, but otherwise have substantially the same terms as the Convertible Debentures. Further, FHS contributed $29,897,801 to FOHP as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998.

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1998

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

RESTRICTED CASH

At September 30, 1998, FOHP-NJ was required to maintain $69,115,157 on deposit with the New Jersey Department of Banking and Insurance (the "DOI") to meet its "Minimum Insolvency Deposit for Healthcare Expenditures" (the "Insolvency Deposit") under current insurance regulations. The Insolvency Deposit was required to be funded by June 30, 1998. As of September 30, 1998, FOHP-NJ had $55,886,738 on deposit with the DOI. FOHP-NJ has obtained approval from the DOI to fund the remaining Insolvency Deposit on December 31, 1998. Inasmuch as the Insolvency Deposit is based on current financial statements, the remainder of the deposit is subject to a revised calculation as of September 30, 1998. In addition, FOHP-NJ is required to maintain $1,200,000 cash reserve with the Health Care Financing Administration ("HCFA") for its federal programs. As of September 30,1998, FOHP-NJ had $1,389,891 on deposit for its federal programs.

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

Certain premium revenue is earned under a contract between FOHP-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services ("NJDHS-

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1998

DMAHS"). The contract with NJDHS-DMAHS had an initial term of 18 months and may be renewed for successive one year terms. The contract can be suspended (by NJDHS-DMAHS) or terminated (by either party) upon the occurrence of certain events. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ health plans. Members may disenroll at any time other than months 2 through 6 of membership and eligibility is determined by NJDHS-DMAHS.

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

INCOME TAXES

The Company's operations are included in FHS' consolidated federal and state income tax returns. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under FHS' tax allocation method, a tax provision or tax benefit is allocated to the Company based upon a calculation of the Company's income taxes as if it filed separate income tax returns.

PER SHARE DATA

Per share data are based on the weighted average number of shares of all classes of common stock outstanding during the comparative nine-month periods ended September 30 (100,000,000 in 1998 and 2,183,196 in 1997, respectively).


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

                           FOHP, Inc. and Subsidiaries
           (Successor to First Option Health Plan of New Jersey, Inc.)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1998


The Convertible Debentures and Subordinated Debentures are due December 31, 2002 and accrue interest at a rate determined quarterly based on the rate charged to FHS under its credit facility (6.01% as of September 30, 1998). Interest is due and payable within ten days after the end of each quarter, subject to the terms noted above.


4.  COMMON STOCK

In connection with the April 30, 1997 investment by FHS, the Certificate of Incorporation of the Company was amended to, among other things, reclassify the Company's capital stock. In October 1998, the Certificate of Incorporation of the Company was further amended to increase the number of shares of Common Stock authorized for issuance and decrease the number of shares of Preferred Stock authorized for issuance. As a result, the Company currently has 500,000,000 shares of authorized capital stock, which is comprised of 499,000,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $1.00 per share. In connection with the reclassification of the Company's capital stock, each outstanding share of Common Stock-NJ was converted into one share of Common Stock. As a result, all 2,086,839 shares of Common Stock-NJ outstanding at the time FHS made its initial investment in FOHP were converted into Common Stock. Prior to the April 30, 1997 investment by FHS, the authorized capital stock of the Company totaled 100 million shares and was comprised of the following classes of Common Stock, $.01 par value: Common Stock-NJ, Common Stock-NY, Common Stock-PA, Common Stock-DE and Unclassified Common Stock. During 1995, the Company issued 2,100,173 shares of Common Stock-NJ. There were no additional shares of Common Stock-NJ issued during 1996.

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

                               September 30, 1998


As part of the plan of action, on April 30, 1997, the Company sold the Initial Debenture to FHS in the principal amount of $51,701,120.38. The principal amount of the Initial Debenture was converted by FHS, into 71% of FOHP's capital stock on a fully-diluted basis.

To facilitate the sale of the Initial Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ failed to increase its net worth to 100% of the minimum statutory net worth requirement, provided that FHS guaranteed, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997, the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain certain benchmarks each quarter during 1998.

In December 1997, FHS contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for the New Convertible Debenture. Further, FHS contributed $29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998. At September 30, 1998, FOHP-NJ was approximately $11.1 million above the 100% of the minimum statutory net worth requirement.

In addition to the minimum statutory net worth requirements, FOHP-NJ may not pay dividends to its parent without prior approval of the Commissioner of the DOI.

6.  RELATED PARTY TRANSACTION

Pursuant to an administrative management agreement entered into by FHS and FOHP in connection with the closing of the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS, or a designated subsidiary of FHS (QualMed, Inc.), a monthly management fee which is currently based on allocated corporate charges. For the nine-month period ended September 30, 1998, the Company charged $1,907,000 to expense related to these management fees.

The amount due to FHS at September 30, 1998, represents management fees payable and interest payable related to the Debentures. The amount due to QualMed, Inc. at September 30, 1998 primarily represents cost allocations for claims processing services. Amounts due to MD Health Plan, Inc. and Physician Health Services, Inc. represent cost allocations for administrative services. Balances due to QualMed Health & Life, Inc. and Integrated Pharmacy Services, Inc. represent amounts due for administration of reinsurance and pharmacy services, respectively.

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

FOHP-NJ markets a comprehensive range of health care benefit plan products, pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of November 12, 1998, FOHP-NJ had entered into provider agreements with 62 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 11,000 physicians licensed to practice in New Jersey ("NJ Practitioners"), and approximately 75 other health care providers. The provider agreements have an initial term of one year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with shareholders that are NJ Acute Care Institutions and subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Acute Care Institutions that are shareholders are capped to be within a certain corridor (+/- 4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

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


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

PREMIUM REVENUE. For the three-month period ended September 30, 1998, medical premium revenue totaled $79.6 million or $18.1 million less than the $97.7 million of medical premium revenue generated during the same period in 1997. This decrease was due to reduced enrollment in FOHP-NJ health benefit plans, specifically in the Medicare line of business. Approximately 36% of medical premium revenue generated in 1998 and approximately 37% of medical premium revenue generated in 1997 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS' Northeast region, which is comprised of three health plans with a total of more than one million members in the New York tri-state area, and that such inclusion will result in a greater percentage of future premium revenue attributable to members who are not employees of NJ Acute Care Institutions.

OTHER REVENUE. Other revenue, principally administrative fees, for the three-month period ended September 30, 1998 was $585 thousand compared to $889 thousand of other revenue for the same period of the prior year. Interest income for the second quarter of 1998 was $1.0 million, as compared to the $1.2 million generated in 1997.

MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the three-month period ended September 30, 1998 were $65.3 million or $49.1 million lower than expenses incurred for the same period in 1997. The decrease in medical and hospital service expenses from 1997 to 1998 was primarily attributable to a decrease in enrollees in the Medicare line of business as well as enhanced utilization efforts in the Commercial, Medicaid and Medicare lines of business. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three-month period ended September 30, 1998 was 82.0% compared to 117.1% for the same period in 1997. The Company believes that this decrease is attributed to recent operational changes, specifically the implementation of a modified provider reimbursement schedule, enhanced utilization management efforts, a reduction of Medicare enrollment, which had a higher medical loss ratio than the Company's other lines of business, and a reduction of the IBNR reserve due to more complete claims payment data being available to the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $14.8 million for the three-month period ended September 30, 1998, including a $636 thousand administrative management fee charged by FHS and $559 thousand interest expense associated with the Convertible and Subordinated Debentures, compared to $14.2 million incurred for the same period in 1997.

OTHER EXPENSES. Depreciation and amortization expenses for the three-month period ended September 30, 1998 increased by $642 thousand from the $410 thousand incurred during the same period in 1997. This increase was primarily the result of amortization of goodwill associated with FHS' investment in the Company.

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

PREMIUM REVENUE. For the nine-month period ended September 30, 1998, medical premium revenue totaled $251.0 million or $23.5 million less than the $274.5 million of medical premium revenue generated during the same period in 1997. This decrease was due to reduced enrollment in FOHP-NJ health benefit plans, specifically in the Medicare line of business. Approximately 38% of medical premium revenue generated in the first nine months of 1998 and approximately 35% of medical premium generated in the first nine months of 1997 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS' Northeast region, which is comprised of three health plans with a total of more than one million members in the New York tri-state area, and that such inclusion will result in a greater percentage of future premium revenue attributable to members who are not employees of NJ Acute Care Institutions.

OTHER REVENUE. Other revenue, principally administrative fees, for the nine-month period ended September 30, 1998 was $2.1 million compared to $1.8 million of other revenue for the same period of the prior year. Interest income for the first nine months of 1998 was $3.2 million, a $300 thousand increase from the $2.9 million generated in the first nine months of 1997. The increase in interest income was due to the larger cash reserves related to additional capital contributions from FHS in December 1997 and during 1998.

MEDICAL AND HOSPITAL SERVICE EXPENSES. Total expenses attributable to medical and hospital service for the nine-month period ended September 30, 1998 were $200.7 million or $82.7 million less than expenses incurred for the same period in 1997. The decrease in medical and hospital service expenses from 1997 to 1998 was primarily attributable to a decrease in enrollees in the Medicare line of business as well as enhanced utilization efforts in the Commercial, Medicaid and Medicare lines of business. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the nine-month period ended September 30, 1998 was 79.9% compared to 103.2% for the same period in 1997. The Company believes that this decrease is attributed to recent operational changes, specifically the implementation of a modified provider reimbursement schedule, enhanced utilization management efforts, a reduction of Medicare enrollment, which had a higher medical loss ratio than the Company's other lines of business, and a reduction of the IBNR reserve due to more complete claims payment data being available to the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $46.2 million for the nine-month period ended September 30, 1998, including a $1.9 million management fee payable to FHS, compared to $44.7 million incurred for the same period in 1997.

OTHER EXPENSES. Depreciation and amortization expenses for the nine-month period ended September 30, 1998 increased by $2.1 million from $1.0 million incurred during the same period in 1997. This increase was mostly the result of amortization of goodwill associated with FHS' investment in the Company.

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

To facilitate the sale of the Initial Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ failed to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Initial Debenture, provided that FHS guaranteed, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997 the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain certain benchmarks each quarter during 1998.

In connection with the sale of the Initial Debenture, FHS and FOHP entered into a Letter Agreement (the "Letter Agreement") which clarifies FHS' right under the Amended Securities Purchase Agreement to infuse additional capital into FOHP in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the Letter Agreement, FHS had the right to, at any time prior to December 31, 1997, contribute up to $5,000,000 in additional capital to FOHP to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements as of December 31, 1997. In the event that FHS contributed additional capital to FOHP to meet a Net Capital Shortfall or projected Net Capital Shortfall in accordance with the terms of the Amended Securities Purchase Agreement, as clarified by the Letter Agreement, FHS would be issued additional Convertible Debentures.

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

In order to satisfy certain statutory net worth requirements applicable to FOHP-NJ and in accordance with the Amended Securities Purchase Agreement, FHS elected on December 8, 1997 to infuse $29 million into the Company in exchange for the New Convertible Debenture. Immediately upon receipt of the New Convertible Debenture, FHS converted approximately $18,952,930 of the principal amount thereof into 92,804,000 shares of the Common Stock. After the partial conversion of the New Convertible Debenture, FHS owned 97,913,161 shares of the 100,000,000 shares of Common Stock then outstanding, which represented approximately 98% of the fully-diluted equity of the Company.

In December 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for Subordinated Debentures. Further, FHS contributed $29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998.

Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care
Expenditures." As of September 30, 1998, it is estimated that this deposit covering two months of incurred health care expenditures will be approximately $69 million. The initial deposit, or $12.5 million (including interest earned), was made by September 30, 1997. An additional $4.6 million was deposited on March 31, 1998, $9.5 million was deposited on April 2, 1998, $14.6 million was deposited on June 30, 1998 and $14.1 million was deposited on September 30, 1998. The remainder of the deposit will be made by December 31, 1998 and is subject to a revised calculation as of September 30, 1998.

During the fourth quarter of 1998, the Company will significantly decrease membership in its self-insured line of business, which consists primarily of administrative service only contracts. Management does not expect this decrease in membership to have a material effect on operations.

IMPACT OF YEAR 2000

The Company, and its parent, FHS, recognize that the arrival of the Year 2000 requires computer systems to be able to recognize the date change from 1999 to 2000 and, like other companies, are assessing and modifying their computer applications and business processes to provide for their continued functionality.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in normal business activities. In addition, the year 2000 problems of the Company's providers and customers, including governmental entities, can affect the Company's operations, which are highly dependent upon information technology for processing claims, determining eligibility and exchanging information.

FHS, for itself and on behalf of its subsidiaries, including FOHP, has undertaken a comprehensive review of the Year 2000 issue and its affect on the operations of FHS and its subsidiaries. The Company has assisted FHS in addressing the Year 2000 issue as it pertains to the Company. However, FHS will ultimately direct how the Company addresses the Year 2000 issue and will initially incur all the costs associated with ensuring that the Company is Year 2000 compliant, which costs may be allocated to the Company at a future point in time.

Set forth below is a brief description of FHS' effort to address the Year 2000 issue:

PROJECT STATUS. The Year 2000 effort for FHS has the highest priority of technology projects. The project has dedicated resources with multiple teams to address unique systems environments. Uniform project management techniques have been adopted with overall oversight responsibility residing with FHS' Chief Technology Officer, assisted by a special project manager hired by FHS. Selected systems will be retired with the business functions being converted to Year 2000 compliant systems. A number of the FHS' systems include packaged software from large vendors that FHS is closely monitoring to ensure that those systems are Year 2000 compliant. FHS believes that vendors will make timely updates available to ensure that all remaining software is Year 2000 compliant. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff. FHS has engaged IBM to assist in the program management of the project. FHS has also retained legal consultants to assist in the review of insurance and FHS' obligations and rights, and intends to retain a technical consultant to help develop contingency plans.

FHS has divided its Year 2000 effort into five phases: (1) Assessment and Strategy; (2) Detailed Analysis and Planning; (3) Remediation; (4) Testing and Implementation; and (5) Certification. FHS believes that Phase 1 is almost complete. FHS has requested that each of its geographical and specialty service divisions conduct a detailed internal self-assessment as to their compliance, needs, risks and contingency planning, which will then be reviewed and prioritized at the corporate level. FHS believes that it has completed approximately 80% of Phase 2, approximately 30% of Phase 3 and approximately 15% of Phase 4 relating to its internal technology. FHS has established the third quarter of 1999 to complete all phases and is endeavoring to accelerate completion ahead of that time.

The Company is a member of FHS' Northeast Region. The Company is presently converting its claims and billing systems to a common northeast platform which is maintained by PHS, a wholly-owned subsidiary of FHS. Therefore, PHS is providing, on behalf of the members of FHS' Northeast Region, a Year 2000 compliance report to FHS.

THIRD PARTIES. FHS has commenced an inventory of third party relationships, identifying them and analyzing their strategic importance to FHS and its subsidiaries and their Year 2000 readiness. FHS expects to complete its risk assessment for third parties in the fourth quarter of 1998. There can be no assurances that the systems of other companies on which FHS or the Company relies will be compliant on a timely basis, or that the failure by a third party to be compliant would not have a material adverse effect on FHS or the Company.

COSTS. FHS is evaluating on an ongoing basis the related costs to resolve its potential Year 2000 problems. FHS currently estimates that the total cost for the project will exceed $17 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by FHS, and the use of existing personnel to assist in the project. In this quarter, the first quarter in which FHS separately tracked the costs relating to the project, FHS has expended approximately $5.3 million, relating to, among other things, the cost to repair or replace software and related hardware problems, cost of assessment, analysis and planning and internal and external communications. The percentage of the total cost of the Year 2000 project attributable to the Company has not yet been determined. However, the Company does not believe that any allocation of the costs of the Year 2000 project to the Company will have a material affect on the Company's operations.

Notwithstanding the foregoing, the costs of the project and the timetable in which FHS plans to complete the Year 2000 compliance requirements are based on estimates derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can therefore be no assurance that these estimates will be achieved and actual results and costs could differ materially from these estimates.

Certain insurance coverages for defense costs associated with Year 2000 litigation have already been secured under FHS' Directors and Officers Liability Insurance policy and will be re-evaluated upon renewal of that policy. At this time it is unclear as to extent of existing insurance coverage, if any, FHS may have to cover potential Year 2000 costs and liabilities under its other insurance policies. FHS is currently analyzing the availability of such coverage under other existing and future insurance policies and products.

CONTINGENCY PLANNING. An important part of FHS' Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. Each geographical and specialty services division of FHS is ranking its critical business functions in one of four categories, from the most important (a function which is vital to the line of business and which has a significant impact on FHS' reputation and critical daily operations, for which an alternative must be immediately available), to the least important (a function which has a negligible effect on FHS' provision of services and reputation and for which alternatives are readily available). In addition to acting to address the most critical problems first in its remediation effort, FHS will also seek to develop its contingency plans to prioritize the most critical business functions. FHS has just begun its efforts in this area.

RISKS. FHS and the Company are highly dependent upon their own information technology systems and that of their providers and customers. If FHS, the Company or a third party failed to correct a material Year 2000 problem such failure could result in a failure of or interruption in FHS' or the Company's business activities and operations. Such interruptions and failures could materially and adversely affect FHS' or the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third-party providers and customers, neither FHS nor the Company is able to determine at this time whether the Year 2000 problem will have a material adverse, effect on FHS' or the Company's results of operations, liquidity or financial condition. FHS' Year 2000 project is expected to reduce significantly FHS' and the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of FHS' or the Company's business operations; however, FHS and the Company believe that it is impossible to predict all of the areas in which material problems may arise.

Forward-looking statements contained in this Year 2000 section should be read in connection with the Company's cautionary statements identifying important risk factors that would cause the Company's actual results to differ materially from those projected in these forward-looking statements, which cautionary statements were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 5.           OTHER INFORMATION

         AMENDMENT TO CERTIFICATE OF INCORPORATION OF THE COMPANY - On October 6, 1998, a Certificate of Amendment to the Company's Certificate of Incorporation was filed with the Department of Treasury, Division of Revenue of the State of New Jersey, pursuant to which the total number of shares of the Company's authorized capital stock was increased from 110,000,000 shares to 500,000,000 shares. Of the 500,000,000 shares of authorized capital stock, 499,000,000 shares are classified as Common Stock and 1,000,000 shares are classified as Preferred Stock.

         HMO SUBSIDIARY MERGER - FOHP-NJ, a wholly-owned subsidiary of the Company, and Physicians Health Services of New Jersey, Inc. ("PHS-NJ"), a wholly-owned subsidiary of Physicians Health Services, Inc., which is a wholly-owned subsidiary of FHS, have entered into an Agreement and Plan of Merger dated as of October 26, 1998, pursuant to which PHS-NJ will merge with and into FOHP-NJ (the "HMO Subsidiary Merger"). Each of FOHP-NJ and PHS-NJ currently operates as an HMO in the State of New Jersey. The HMO Subsidiary Merger is expected to be effective as of January 1, 1999. At the effective time of the HMO Subsidiary Merger, FOHP-NJ will change its name to Physicians Health Services of New Jersey, Inc. The purpose of the HMO Subsidiary Merger is to consolidate the FHS controlled HMO operations in the State of New Jersey into primarily one corporation.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11 - Computation of Earnings Per Share.

Exhibit 27 - Financial Data Schedule.

Reports on Form 8-K - For the three months ended September 30, 1998, the Company filed the following Current Report on Form 8-K with the Securities and Exchange
Commission:

Form 8-K (Item 4. Changes in Registrant's Certifying Accountant), date of earliest event reported July 13, 1998, with respect to the appointment of Deloitte & Touche LLP as the Company's independent accountants for the year ending December 31, 1998, as amended.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              FOHP, INC.
                                 ----------------------------------
                                             (Registrant)



 NOVEMBER 12, 1998               /s/  Thomas W. Wilfong
 -----------------               ----------------------------------
    Date                                   (Signature)**
                                        THOMAS W. WILFONG
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER




 NOVEMBER 12, 1998               /s/  Marc M. Stein
 -----------------               ----------------------------------
    Date                                   (Signature)**
                                        MARC M STEIN
                                 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                            FOHP, INC. & SUBSIDIARIES
           (SUCCESSOR TO FIRST OPTION HEALTH PLAN OF NEW JERSEY, INC.)
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE




                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          1998                1997
                                                    ------------------------------------


Net Income (Loss)                                   $      2,547,427    $   (49,880,121)
                                                    ====================================


Weighted average number of common shares:
  Shares outstanding quarter ended 9/30/98              100,000,000
  Shares outstanding at 2/28/97                                               2,100,173
  Shares outstanding at 4/30/97                                               2,086,839
  Shares outstanding at 6/30/97                                               2,254,948
  Shares outstanding at 9/30/97                                               2,254,948

Weighted average shares outstanding                     100,000,000           2,183,196
                                                    ====================================


NET INCOME (LOSS) PER COMMON SHARE                  $          0.03     $        (22.85)
                                                    ====================================