Form 10-K
period 1998-12-31
FOHP INC
filed 1999-04-01
CIK 937817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file no. 0-25944
                    -------
                                   FOHP, INC.
                    -----------------------------------------
                    (Exact name of registrant as specified in
                                  its charter)

            New Jersey                                   22-3314813
-----------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


         3501 State Highway 66
          Neptune, New Jersey                                  07753
------------------------------------------------          ---------------
(Address of principal executive offices)                     Zip Code

                         Registrant's telephone number,
                       including area code: (732) 918-6700

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                  on which registered
--------------------                                ----------------------
      None                                              Not Applicable


Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
       -------------------------------------------------------------------
                                (Title of class)

       -------------------------------------------------------------------
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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), held by non-affiliates of the Registrant, as of March 15, 1999, was $458,445. Common Stock is the only class of the Registrant's capital stock with shares currently issued and outstanding. Inasmuch as shares of Common Stock are not listed on any exchange or quoted on any quotation system, nor has there been any regular trading in shares of Common Stock since the inception of the Registrant, the aforestated aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant was computed by multiplying the number of shares of Common Stock held by non-affiliates of the Registrant as of March 15, 1999, by the per share book value of the Common Stock as of December 31, 1998.

         As of March 15, 1999, the number of outstanding shares of Common Stock was 499,000,000.

        Documents incorporated by               Part of Form 10-K into which
        reference into this report                document is incorporated
        --------------------------                ------------------------
                   None                                Not Applicable

         Certain information included in this report and other filings of the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Registrant and its subsidiaries and affiliates, the competitive environment in which the Registrant and its subsidiaries and affiliates operate, the relationship between the Registrant and Foundation Health Systems, Inc., the holder of more than 99% of the Registrant's Common Stock, including the proposed merger of FHS Transition Company, a wholly-owned subsidiary of Foundation Health Systems, Inc., into the Registrant, and the ability of the Registrant and its subsidiaries to generate or raise sufficient capital to remain in compliance with any applicable statutory net worth or other capital requirements and to continue to operate their businesses as currently operated. See "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Certain Relationships and Related Transactions."

                                     PART I

ITEM 1.       BUSINESS.

(a)      GENERAL DEVELOPMENT OF BUSINESS

         FOHP, Inc., a New Jersey corporation (the "Company" or "Registrant"), was formed in May 1994 to effect the reorganization (the "Reorganization") of First Option Health Plan of New Jersey, Inc., a New Jersey corporation which operates as a health maintenance organization ("HMO") in the State of New Jersey ("FOHP-NJ"), into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Company. All health care benefit products and services are provided by the Company's subsidiaries. See "Description of Business."

         During 1997, Foundation Health Systems, Inc., a Delaware corporation formerly known as Health Systems International, Inc. ("FHS"), purchased convertible debentures from the Company in the aggregate principal amount of approximately $80 million (each a "Convertible Debenture" and collectively, the "Convertible Debentures"). FHS has converted approximately $72 million principal amount of the Convertible Debentures into 496,916,161 shares of Common Stock, which represents more than 99% of the outstanding Common Stock of the Company. The Company and FHS have entered into a merger agreement pursuant to which FHS will acquire a 100% ownership interest in the Company. See "Description of Business - Transactions with FHS; The Merger; Description of FHS" and "Certain Relationships and Related Transactions."

         On January 1, 1999, Physicians Health Services of New Jersey, Inc., a New Jersey HMO controlled by FHS ("PHS-NJ"), merged with and into FOHP-NJ. At the effective time of the merger, FOHP-NJ changed its name to "Physicians Health Services of New Jersey, Inc." See "Description of Business - Merger of FOHP-NJ and Physicians Health Services of New Jersey, Inc."

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

         The Company was formed in May, 1994 to effect the Reorganization of FOHP-NJ into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, FOHP-NJ became a wholly-owned subsidiary of the Company, and all the former shareholders of FOHP-NJ became shareholders of the Company.

         TRANSACTIONS WITH FHS

         During the first quarter of 1996, the Company learned that FOHP-NJ had a statutory net worth deficiency. To raise the capital necessary for FOHP-NJ to remain in compliance with its statutory net worth requirements, the Board of Directors of the Company (the "FOHP Board") determined that the Company needed to locate potential investors who would be interested in acquiring a significant equity position in the Company. On October 24, 1996, the Company entered into a Securities Purchase Agreement with Health Systems International, Inc., the predecessor to FHS, which was later amended and, as so amended, became effective on March 14, 1997 (the "Amended Securities Purchase Agreement").

         On April 16, 1997, the Amended Securities Purchase Agreement, and the transactions contemplated thereby, were approved by the shareholders of the
Company. On April 30, 1997, pursuant to the Amended Securities Purchase Agreement, FHS purchased from the Company a Convertible Debenture in the aggregate principal amount of $51,701,120.38 (the "Initial Convertible Debenture"). The principal amount of the Initial Convertible Debenture was convertible, at the option of FHS, into up to 71% of the Company's capital stock on a fully-diluted basis.

         At the closing of the purchase of the Initial Convertible Debenture, FHS converted $1,701,120.38 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Company's Common Stock. Effective December 1, 1997, FHS converted the remaining $50 million of the principal amount of the Initial Convertible Debenture into 4,941,049 shares of Common Stock, and, as a result, owned at that time 71% of the outstanding shares of the Company's Common Stock.

         Pursuant to the Amended Securities Purchase Agreement, as clarified by a letter agreement dated April 30, 1997 between FHS and the Company, FHS had the right to infuse additional capital into the Company in 1997, for additional Convertible Debentures in substantially the same form as the Initial Convertible Debenture, in the event that it was determined that FOHP-NJ needed capital to meet applicable statutory net worth requirements.

         The Amended Securities Purchase Agreement also provided that FHS may, at its option, acquire during 1999, through a tender offer or merger, all of the then outstanding shares of the Company's Common Stock not held by FHS at a purchase price per share that is determined by independent appraisers. In any such tender offer or merger, the hospital, physician and other provider shareholders of the Company (collectively, the "Provider Shareholders," and individually a "Provider Shareholder") would receive cash or, at FHS' sole option, registered FHS Class A Common Stock, par value $.001 per share, for their shares of Common Stock of the Company.

         As the Company continued to reduce its medical claims back-log during the second quarter of 1997, it became apparent that the Company's reserves were not adequate to ensure payment of all outstanding claims. In addition, it was anticipated that the Company would continue to incur significant operating losses until certain unprofitable products were phased-out or revised and administrative expenses reduced. As a result, management of the Company informed the FOHP Board that the Company would likely need a capital infusion in excess of $18 million by December 31, 1997 so that FOHP-NJ could meet applicable statutory net worth requirements by year end.

         Recognizing that an additional capital infusion by FHS of more than $18 million in exchange for additional Convertible Debentures could result in a significant dilution to the equity position of the Provider Shareholders, and that such dilution would reduce the amount of consideration that the Provider Shareholders would be entitled to receive in any transaction whereby FHS would acquire all of the outstanding Common Stock of the Company pursuant to the Amended Securities Purchase Agreement, the FOHP Board and FHS began, in July 1997, discussing various alternatives directed at preserving the Provider Shareholders' investment in the Company.

         In order to satisfy certain statutory net worth requirements applicable to FOHP-NJ, and in accordance with the Amended Securities Purchase Agreement, as clarified by a letter agreement dated April 30, 1997, FHS elected on December 8, 1997 to infuse $29 million into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture. Immediately upon receipt of the New Convertible Debenture, FHS converted approximately $18,952,930 of the principal amount thereof into 92,804,003 shares of Common Stock. After the partial conversion of the New Convertible Debenture, FHS owned 97,913,161 shares of the 100,000,000 shares of the Company's Common Stock then outstanding, which represented approximately 98% of the fully-diluted equity of the Company. On December 31, 1998, FHS converted $1,197,183 of the principal amount of the New Convertible Debenture into 399,003,000 shares of Common Stock pursuant to the conversion formula contained therein. As a result of such conversion, FHS currently owns 496,916,161 shares of Common Stock, representing more than 99% of the outstanding shares of the Company's Common Stock.

         In December 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for subordinated debentures which are not convertible into shares of Common Stock (the "Subordinated Debentures"). Further, FHS contributed $29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998.

         FHS and the members of the FOHP Board who were not affiliated with FHS nor employees of the Company (the "Non-FHS Directors"), assisted by legal counsel and a financial advisor retained by the FOHP Board, held discussions from October 1997 through June 1998 for purposes of developing a proposal aimed at preserving the Provider Shareholders' investment in the Company. The Non-FHS Directors believed it was necessary that any consideration to be offered for a share of Common Stock be equal to at least $15.00, the amount originally paid by a Provider Shareholder to the Company for one share of the Company's Common Stock. After several months of discussion, FHS was willing to offer a Provider Shareholder the opportunity to obtain $15.00 for each share of Common Stock held by him, her or it, provided that the Provider Shareholder continue to participate in the provider network of FOHP-NJ, or its successor, until December 31, 2001, and provided certain other conditions are met.

         THE MERGER

         Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 16, 1998, by and among the Company, FHS and FHS Transition Company, a wholly-owned subsidiary of FHS, FHS Transition Company will merge with and into the Company (the "Merger"), and the Company will become a wholly-owned subsidiary of Physicians Health Services, Inc. ("PHS"), a Delaware corporation which is a wholly-owned subsidiary of FHS. In connection with the Merger, a Provider Shareholder will be entitled to choose to receive for his, her and its shares of Common Stock of the Company either (i) the value of such shares as determined by one or more independent qualified appraisers as of December 31, 1998, or (ii) payment rights (individually a "Payment Right," and collectively, the "Payment Rights"), pursuant to which a holder thereof will be entitled to receive a payment of not less than $15.00 per Payment Right on or about July 1, 2001, provided the holder remains a provider to FOHP-NJ until July 1, 2001, and agrees in writing to remain a provider to FOHP-NJ until December 31, 2001, and a specified number of hospital providers in the FOHP-NJ provider network does not leave the network prior to December 31, 2001. In addition, a hospital provider that chooses to receive Payment Rights will be subject to additional conditions to payment relating to reimbursements rates, enrollment of hospital employees in FOHP-NJ health plans and payments of premiums to FOHP-NJ.

         Any Provider Shareholder who or which is not a hospital, and chooses to receive Payment Rights for his, her or its shares of Common Stock of the Company in connection with the Merger, will be entitled to receive additional consideration of (i) $2.25 per Payment Right, and (ii) a pro rata portion of a bonus pool to be funded by monies forfeited by Provider Shareholders; provided, however, that the additional consideration will only be paid if FOHP-NJ produces an annualized return on average common equity capital of at least 10% for the period January 1, 1999 through June 30, 2001.

         The obligation of each party to the Merger Agreement to complete the Merger is subject to several conditions, including, among others: (i) the approval of the Merger Agreement by the holders of the majority of the outstanding shares of the Company's Common Stock; (ii) no statute, rule, regulation, executive order, decree, injunction or restraining order shall have been enacted, promulgated, enforced or otherwise made applicable (and not repealed or superceded) by any court of competent jurisdiction, administrative agency or commission or other governmental authority or instrumentality, which prohibits the consummation of the transactions contemplated by the Merger Agreement; (iii) the receipt of requisite governmental consents and approvals to consummate the Merger; and (iv) the execution and delivery by the Company and FHS of a contribution agreement pursuant to which FHS will commit to contribute to the Company the amount of cash necessary for the Company to pay, among other things, all amounts payable under the Payment Rights to be issued in connection with the Merger.

         The approval of the majority of the outstanding shares of the Company's Common Stock is required to approve the Merger Agreement. FHS currently owns more than 99% of the outstanding shares of Common Stock. Accordingly, if FHS approves the Merger Agreement, the Merger will occur, provided all of the other conditions to the Merger are either satisfied or waived.

         If the Merger is consummated, no Provider Shareholder will have an equity position in the Company. As a result, FHS, or an affiliate thereof, as the sole shareholder of the Company, will terminate the registration of the Common Stock under the Exchange Act. Consequently, the Company's obligation to file periodic reports under the Exchange Act, such as this Annual Report on Form 10-K, will be suspended shortly after the Merger.

         DESCRIPTION OF FHS

         FHS is an integrated managed care organization which administers the delivery of managed health care services. FHS' HMOs, insured preferred provider organizations and government contracts subsidiaries provide health benefits to
5.8 million individuals in 21 states through group, individual, Medicare risk, Medicaid and CHAMPUS programs. FHS' subsidiaries also offer managed health care products related to behavioral health, dental and vision services, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. Over the past several years, FHS has developed a diversified product line and has achieved geographic expansion throughout the United States. FHS operates and conducts its HMO and other businesses through its wholly and majority owned subsidiaries, including the Company.

         DESCRIPTION OF FOHP-NJ

         FOHP-NJ is the Company's principal subsidiary and only subsidiary which has obtained a COA to operate as an HMO. FOHP-NJ operates an HMO in the State of New Jersey pursuant to a COA issued by the New Jersey Department of Banking and Insurance (the "DOI") and the New Jersey Department of Health and Senior Services (the "DOH") (the DOI and the DOH are collectively referred to herein as the "Departments"). FOHP-NJ has established a provider network and has entered into provider agreements with NJ Practitioners, NJ Acute Care Institutions and NJ Other Providers (as such terms are defined below). FOHP-NJ has entered into provider agreements with (i) 62 NJ Acute Care Institutions located throughout New Jersey's 21 counties, (ii) approximately 11,000 NJ Practitioners, practicing in primary care and 30 medical specialties throughout New Jersey, and (iii) approximately 75 NJ Other Providers. Providers contracting with FOHP-NJ are not required to be shareholders of the Company. Currently, of the approximately 11,137 providers who have contracted with FOHP-NJ, 2,628 are shareholders of the Company.

         As used herein, a "NJ Acute Care Institution" shall mean a hospital or acute care institution, licensed by the DOH, which has entered into a provider agreement with FOHP-NJ to provide health care services to the members of FOHP-NJ's health plans; a "NJ Practitioner" shall mean a member of the medical staff of a NJ Acute Care Institution, or a physician designated by a NJ Acute Care Institution, who is licensed to practice medicine or osteopathy in the State of New Jersey and who has entered into a provider agreement with FOHP-NJ to provide health care services to the members of FOHP-NJ's health plans; and a "NJ Other Provider" shall mean a health care provider or professional, other than a NJ Practitioner or NJ Acute Care Institution, licensed, certified or authorized to operate or practice in the State of New Jersey, who has entered into a provider agreement with FOHP-NJ.

         Each member of FOHP-NJ's provider network has entered into a provider agreement with FOHP-NJ. Each provider agreement has a one-year term and is renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with shareholders that are NJ Acute Care Institutions and subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Acute Care Institutions are capped to be within a certain corridor (+/- 4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements. Preferred Providers (i.e., members of FOHP-NJ's provider network) are permitted to contract with other entities, including other health plans.

         FOHP-NJ markets its services to employers, including NJ Acute Care Institutions that are providers of health care services to FOHP-NJ and shareholders of the Company. Pursuant to the Company's Certificate of Incorporation, NJ Acute Care Institutions that own shares of Common Stock, directly or through affiliates, are required to offer a FOHP-NJ health plan to their employees under certain circumstances. In the event that a NJ Acute Care Institution fails to comply with such requirements, the Company may elect to repurchase the shares of Common Stock held by the NJ Acute Care Institution. See "Marketing."

         MERGER OF FOHP-NJ AND PHYSICIANS HEALTH SERVICES OF NEW JERSEY, INC.

         On January 1, 1999, PHS-NJ, a New Jersey HMO controlled by FHS, merged with and into FOHP-NJ pursuant to an Agreement and Plan of Merger dated as of October 26, 1998. At the effective time of the merger, FOHP-NJ changed its name to "Physicians Health Services of New Jersey, Inc." The purpose of the merger was to consolidate the FHS controlled HMO operations in the State of New Jersey into primarily one corporation.

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

         FOHP-NJ health plans require members to make co-payments directly to the treating health care provider for office visits, house calls and certain hospital emergency room visits. All FOHP-NJ plans allow subscribers to enroll their spouses and eligible dependents.

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

         FOHP-NJ offers seven small employer group (50 employees or less) products. Four of them are identical to the small business plans designed by the Board of Directors of the Small Employer Health Benefits Program, the regulatory agency responsible for the regulation of small business health insurance products in New Jersey. The other three small employer group products are offered as riders to one of the four other small employer products. Each rider makes that product virtually identical to one of FOHP-NJ's large employer group products.

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

         FOHP-NJ currently offers coverage for Medicaid beneficiaries in the New Jersey counties of Essex, Cumberland, Gloucester, Hudson, Middlesex, Passaic, Union, Mercer and Camden. In December 1995, FOHP-NJ qualified federally as an HMO, and, as a result, currently offers coverage for Medicare beneficiaries in certain counties of New Jersey.

         FOHP-NJ also provides utilization management and its Preferred Provider Organization ("PPO") product to the members of self-funded plans. FOHP-NJ also offers pharmacy, mental health and chemical dependency management services through third parties who or which have entered into sub-contract arrangements with FOHP-NJ.

         ARRANGEMENTS WITH NJ PRACTITIONERS

         FOHP-NJ may contract with Individual or Independent Practice Associations (individually, an "IPA"), Physician Hospital Organizations or NJ Practitioners. Under the terms of FOHP-NJ's practitioner provider agreement, NJ Practitioners will provide primary and specialty care to FOHP-NJ members. FOHP-NJ has entered into provider agreements with physicians and others who are not shareholders to provide services to its members. NJ Practitioners are paid pursuant to a fee schedule established by FOHP-NJ and only bill members of a FOHP-NJ plan for co-payments and non-covered services, if any. The fees paid to NJ Practitioners are based on a percentage of the fees payable under the fee schedule developed for

Medicare. Co-payments, in amounts approved by FOHP-NJ, are collected directly by the NJ Practitioner from the member.

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

         FOHP-NJ is a named insured under the Company's comprehensive general liability insurance, with coverage of at least $1,000,000 per occurrence and $10,000,000 in the aggregate per year. In addition, FOHP-NJ maintains HMO reinsurance for those situations where the acute care of a commercial, Medicaid or Medicare member exceeds $175,000 in a calendar year, with a per member annual maximum of $1,000,000 and lifetime maximum of $2,000,000. Individual physicians, including any physician practicing in an IPA or other group, must maintain professional liability insurance coverage of at least $1,000,000 per occurrence and $3,000,000 in the aggregate per year.

         ARRANGEMENTS WITH NJ ACUTE CARE INSTITUTIONS

         FOHP-NJ's agreements with NJ Acute Care Institutions provide, among other things, for a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between an NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ's health plans vary from institution to institution and are based on, among other things, the types of services provided by, and the location of, the NJ Acute Care Institution. The agreements are site specific. Therefore, in the event of a merger or acquisition or similar transaction between an NJ Acute Care Institution and another institution, services provided to members of FOHP-NJ health plans pursuant to an agreement between it and the affected NJ Acute Care Institution are required to be provided only at the location of such institution. Also, under the terms of such agreements, NJ Acute Care Institutions are required to use their best efforts to notify FOHP-NJ within 48 hours or one business day of a member's emergency admission. NJ Practitioners are required to notify and receive prior approval from FOHP-NJ for all elective hospital admissions. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment.

         In addition to specifying the types of services required, each agreement with an NJ Acute Care Institution imposes various requirements and standards (some of which are also mandated under state and federal law) on the NJ Acute Care Institution.

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

         COMPETITION

         The competition for prospective enrollees in prepaid health plans has increased over the past few years as a result of the significant increase in the number of companies offering HMO and other managed care products. For example, FOHP-NJ competes with other prepaid health plans and with traditional health insurers as well as with self-insured programs, PPOs and other managed or coordinated care organizations. Other programs or entities may be substantially better capitalized than FOHP-NJ. Moreover, a number of traditional health insurers have begun to aggressively market HMO and other managed care products of their own. In addition, competition may be affected if any federal legislation or regulation with respect to health plans or health care providers is adopted. See "Government Regulation."

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

         FOHP-NJ markets its services to employers, including NJ Acute Care Institutions that are providers to FOHP-NJ and are either shareholders of the Company or affiliated with shareholders of the Company. Pursuant to the Company's Certificate of Incorporation, if the existing health plan of any NJ Acute Care Institution shareholder is a self-insured plan, such NJ Acute Care Institution is obliged to offer a FOHP-NJ health plan to its employees as their exclusive plan in accordance with a timetable determined by FOHP-NJ to be feasible. The Company's Certificate of Incorporation also provides that NJ Acute Care Institutions which are shareholders or affiliated with shareholders and offer one or more health plans, including any self-insured plan, are obliged to offer a FOHP-NJ health plan and have at least 75% of its employees enrolled in a FOHP-NJ health plan, and NJ Acute Care Institutions which are shareholders or affiliated with shareholders and are subject to collective bargaining agreements are required to use their best efforts to offer a FOHP-NJ health plan to their non-union employees on a "non-exclusive" basis. In addition, NJ Acute Care Institutions which are shareholders or affiliated with shareholders and are subject to collective bargaining agreements are required to use their best efforts to qualify a FOHP-NJ health plan as the union-designated plan and to pay reasonable deductibles or other costs to so qualify a FOHP-NJ health plan.

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

         In the event a NJ Institutional Shareholder or its affiliated NJ Acute Care Institution (i) breaches any of the covenants in the Certificate of Incorporation of the Company applicable to it, or (ii) fails to provide reimbursement rates (a) for in-patient visits at the lower of (1) the lowest rate of reimbursement received by such provider from nongovernmental payors for each line of business, or (2) the rate of reimbursement reflecting a reduction (compared to calendar 1996 rates) of 5% in in-patient costs, provided that such reduction is solely as a result of rate reductions and not through utilization or medical management efforts, and (b) for outpatient visits at the lower of (1) the lowest rate of reimbursement received by such providers from nongovernmental payors for each line of business, or (2) the rate of reimbursement reflecting a reduction (compared to calendar 1996 rates) of 10% in out-patient costs, provided that such reduction is solely as a result of rate reductions and not through utilization or medical management efforts, then the Company shall have the option to purchase all or a portion of the Common Stock held by the NJ Institutional Shareholder at a purchase price equal to the lowest of (A) the Book Value (as such term is defined in the Company's Certificate of Incorporation), (B) the lowest shareholder equity reflected on the Company's quarter-end balance sheets during the period of noncompliance giving rise to the repurchase right, excluding any Convertible Debentures issued to FHS, prepared in accordance with generally accepted accounting principles, divided by the number of outstanding shares of Common Stock on a fully diluted basis, or (C) the original purchase price paid by such NJ Institutional Shareholder for such shares of Common Stock. The Company shall have full discretion with respect to its election to exercise or not to exercise the foregoing rights of repurchase with respect to any given shareholder, taking into account any factors the Company deems appropriate relating to such shareholder's relationships with the Company or the Company's business or otherwise, and the Company's election to make or not to make a repurchase from one shareholder shall have no affect on the Company's election to make or not to make a repurchase from any other shareholder.

         Pursuant to the form of Payment Rights to be issued in connection with the Merger, an NJ Acute Care Institution will have to comply with enrollment and reimbursement rate commitments similar to those currently contained in the Company's Certificate of Incorporation, as discussed above, to receive full payment under a Payment Right.

         A "Bona Fide Offer" shall mean an offer of a health benefits plan that is prepared with the objective of covering the offeror's (i) health care costs and administrative expenses in the case of risk products, and (ii) costs of performing administrative services and any risk assumed (e.g., reinsurance) in the case of self funded products. An offer by any health benefits plan below the offeror's costs for the purpose of achieving market share increases shall not constitute a Bona Fide Offer.

         GOVERNMENT REGULATION

         For a tax exempt hospital or other entity to maintain its tax exempt status under section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), (i) it must be operated exclusively for charitable purposes and
(ii) its income or assets may not be utilized to inure to the benefit of an individual considered to be an insider by virtue of his or her relationship with the exempt organization (generally, any person having a personal or private interest in the activities of an organization exempt under section 501(c)(3) of the Code and having the ability to control or influence its activities, including key staff personnel or any physician employed by or with admitting privileges at a tax exempt hospital, is often referred to as an "insider"). Any conduct in contravention of the furtherance of the entity's exempt purposes may result in the loss of a health care provider's tax exempt status. Any transaction with any person or entity (including, among others, vendors) which results in an excessive benefit which is not incidental to the accomplishment of the entity's exempt purposes may constitute private benefit thereby jeopardizing the entity's tax exempt status. In the case of an insider, a compensation arrangement in excess of fair market value, a below market loan, or a no rent or below market rent arrangement may constitute private inurement.

         Federal law prohibits the payment or receipt of remuneration directly or indirectly for referring business or furnishing any service for which payment may be made under the Medicare or Medicaid programs. Section 1128B(b) of the Social Security Act, known as the Medicare/Medicaid Anti-Kickback Statute, and implementing regulations and advisory opinions, prohibit, among other things, an entity from selecting a physician or other investor based upon his, her or its ability to make referrals or from offering such an investor (i) a greater investment opportunity, or (ii) a disproportionately large return on a disproportionately small investment. The statute imposes criminal as well as other penalties for engaging in prohibited practices.

         Federal law also prohibits physician referrals to entities in which the physician or a member of his or her family has a financial interest for certain designated health services. The statute, adopted as part of the Omnibus Budget Reconciliation Act of 1989, as subsequently amended, and more commonly known as the Stark Laws, specifically excludes from the prohibition, in-network referrals by physicians who have ownership or investment interests in, or compensation arrangements with, certain Medicare competitive medical plans, federally qualified HMOs, or other prepaid plans operating under a demonstration project.

         Management does not believe that any arrangements between the Company or any of its subsidiaries and its shareholders or directors is violative of the Medicare/Medicaid Anti-Kickback Statute or the Stark Laws. No Company shareholder nor any provider of services to a subsidiary of the Company is required to make referrals as a condition of making or maintaining an investment interest in the Company or otherwise. If any arrangement between the Company or a subsidiary of the Company and its shareholders or directors was found to contravene current law or in the event any change in the law should prohibit any such arrangement, the Company would seek to restructure such arrangement.

         New Jersey has also adopted legislation which prohibits physicians from referring patients to health care services in which they or their immediate families have a significant beneficial interest unless such interests are disclosed in advance to such patients. The restriction does not apply to services provided in a physician's medical office or to certain specified services.

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

         In June 1994, FOHP-NJ, the Company's only subsidiary licensed as an HMO, received its COA from the Departments. In December 1995, FOHP-NJ received approval from the U.S. Health Care Financing Administration of the U.S. Department of Health and Human Services (commonly known as HCFA) to operate as a federally qualified HMO and, as a result, is now providing services to Medicare beneficiaries. In February 1995, FOHP-NJ entered into an agreement with the New Jersey Department of Human Services to provide services to Medicaid recipients, and it has received approval to provide such services in nine New Jersey counties.

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

         In 1997, the New Jersey legislature enacted the "Health Care Quality Act." Among other things, the Health Care Quality Act provides that health insurers, including HMOs, must disclose information regarding the terms and conditions of their health benefit plans, as well as other related information, to subscribers at the time of enrollment and annually thereafter. The Health Care Quality Act also imposes on an HMO requirements with respect to the responsibilities of the HMO's medical director, the HMO's utilization management program and the HMO's relationship with participating providers. The legislation also requires an HMO to offer a POS plan to every contract holder (either directly or through a selective contracting arrangement) which would allow a covered person to receive covered services from out-of-network health care providers. Also in 1997, the DOH adopted extensive amendments to the New Jersey regulations applicable to HMOs for purposes of providing additional protections to consumers of HMO products and promoting consumer confidence in HMOs. Generally, the amended regulations provide, among other things, that a member of an HMO plan shall be entitled to appeal service denials to an independent medical panel and require health plans to disclose operational information, including information regarding financial incentives provided to physicians by HMOs in their reimbursement procedures.

         Prior to the adopting of the Health Care Quality Act, the DOH, in consultation with the DOI, adopted new regulations (the "POS Regulations") intended generally to apply to HMOs

                                      -15
offering POS products. The POS Regulations clarify the circumstances under which an HMO may contract with a health insurer, health service corporation or medical service corporation to provide indemnity benefits or services. Under the POS Regulations, it is necessary for an HMO offering POS products to enter into a contractual arrangement with a licensed indemnity carrier. In response to these regulations, FOHP-NJ has entered into a contractual arrangement with an indemnity carrier.

         Additional amendments to the New Jersey HMO regulations have been recently proposed. The proposed amendments address financial and insolvency issues relating to HMOs. More specifically, the proposed amendments would, among other things, require that a minimum of 60% of an HMO's admitted assets be in cash, cash equivalents or investments; require that HMO guarantors have certain liquid assets available to the HMO; require that an HMO maintain reserve liabilities in an amount sufficient to provide for continued health care services to members who, on the date of termination of an HMO contract, are confined in an inpatient facility until discharge from the facility; change the basis of the required HMO solvency deposit from claims to premium; require an HMO to file with the Commissioner of the DOI an annual certification with an actuarial opinion certified by a member of the American Academy of Actuaries or an active fellow the Society of Actuaries that the reserves required under the HMO regulations and included in the HMO's annual report are sufficient; require that HMOs submit a quarterly certification that includes information identical to that contained in the annual certification; and require additional annual and quarterly reports. In addition to these amendments, the Commissioner of the DOH, in consultation with the Commissioner of the DOI, intends to propose in the near future further amendments to the HMO regulations addressing other issues, including pre-operational review of unlicensed subcontractors and the standardization of rate filing. If the proposed amendments are adopted, HMOs operating in New Jersey, including FOHP-NJ, could be subject to increased operating restrictions and additional reporting requirements which could have an adverse impact on operating results.

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

         EMPLOYEES

         At March 15, 1999, the Company, through its principal subsidiary FOHP-NJ, employed 393 full-time and 16 part-time active employees. In addition, the Company currently utilizes the services of approximately 51 temporary employees. The Company currently has four executive officers who are employed by FHS or one of its subsidiaries pursuant to the Administrative Management Agreement (as hereinafter defined). See "Certain Relationships and Related Transactions." None of the Company's employees are represented by a union. The Company believes that its relationships with its employees are satisfactory.

                                      -16

ITEM 2.  PROPERTIES.

         The Company, through FOHP-NJ, subleases approximately 59,706 square feet of office space at 3501 State Highway 66, Neptune, New Jersey 07753. The lease expires on February 28, 2004. The monthly rental during the lease term is $84,504.16, plus certain additional charges and expenses, including maintenance, utilities and taxes.

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

         The Company also leases office space in Mt. Laurel, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal, governmental, administrative or other proceedings pending against the Company or its properties or to which the Company is a party, and to the knowledge of management no such material proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter ended December 31, 1998, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

         There is no public market for the Company's Common Stock, and the Company has no current intention of listing or including any shares of Common Stock on a stock exchange or quotation system since shares of Common Stock only can be held by or transferred to (i) providers to the Company's subsidiaries which operate as HMOs, (ii) FHS, or (iii) the Company. Accordingly, it is improbable that a market will develop for the Common Stock.

         Since its inception, the Company has not sold any shares of Common Stock for any price other than $15.00, except for shares issued to FHS upon conversion of the Initial Convertible Debenture and New Convertible Debenture. In addition, the Company is not aware of any sale of Common Stock by one provider to another for any price other than $15.00.

         As of March 15, 1999, 499,000,000 shares of Common Stock were outstanding and were held by 2,629 shareholders, including 496,916,161 shares held by FHS, 1,006,717 shares held by 41 NJ Institutional Shareholders and 1,077,122 shares held by 2,587 NJ Practitioners and NJ Other Providers.

         The Company has not paid any cash dividends on Common Stock, and does not expect to pay any dividends in the future.

         The certificates representing Payment Rights to be offered by the Company to the Provider Shareholders in the Merger will be non-negotiable and the Payment Rights will not be transferable or assignable by the holders thereof, unless such transfer or assignment is expressly authorized in writing by the Company. Accordingly, there will be no public market for the Payment Rights.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial information as of December 31, 1998, 1997, 1996, 1995, and for the years ended December 31, 1998, 1997, 1996 and 1995, is derived from the consolidated financial statements of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. Accordingly, the selected financial information as of December 31, 1994 and for the year ended December 31, 1994 is derived from the financial statements of FOHP-NJ, the Company's principal subsidiary. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this report.

                                     SUMMARIZED BALANCE SHEET INFORMATION

                                                                                              FINANCIAL DATA
                                                                                                OF FOHP-NJ
                                                                                              PREDECESSOR TO
                                                                                               THE COMPANY
                                                                                               -----------

                                                                                                  AS OF
                                                        AS OF DECEMBER 31,                     DECEMBER 31,
                                 ----------------------------------------------------------   ------------
                                      1998            1997           1996           1995           1994
                                 ------------    ------------   ------------   ------------   ------------
Assets:
Cash and cash equivalents        $ 44,052,058    $ 79,266,721   $ 36,664,911   $ 23,882,286   $ 13,030,295

Goodwill (net)                     96,237,857     107,730,254            ---            ---            ---

Other                              77,989,500      31,614,256     17,578,306     13,479,547      7,050,765
                                 ------------    ------------   ------------   ------------   ------------
Total Assets                     $218,279,415    $218,611,231   $ 54,252,217   $ 37,361,833   $ 20,081,060
                                 ============    ============   ============   ============   ============
Liabilities and Shareholders'
     Equity (Deficiency):

Liabilities:
     Medical claims payable,
     accounts payable, accrued
     expenses and other
     current liabilities         $ 73,349,221    $110,883,608   $ 80,118,284   $ 32,482,794   $  8,101,405

Convertible debentures             11,131,386      11,294,406            ---            ---            ---

Subordinated debentures            25,113,575      24,000,000            ---            ---            ---
                                 ------------    ------------   ------------   ------------   ------------
Total Liabilities                 109,594,182     146,178,014     80,118,284     32,482,794      8,101,405

FOHP-NJ Practitioner
     Provider Common
     Stock, $.01 par value,
     511,800 shares issued
     and outstanding (at
     December 31, 1994,
     redeemable at
     $ 3,900,000)                        ---             ---            ---            ---      7,677,000

Shareholders' Equity
(Deficiency):

FOHP, Inc. Preferred Stock,
     $1.00 par value,
     1,000,000 shares
     authorized, none
     issued and outstanding               ---             ---            ---            ---            ---

FOHP, Inc. Common Stock
     $.01 par value,
     499,000,000 shares
     authorized, 499,000,000
     shares issued and
     outstanding                    1,011,941       1,000,000         21,002         21,002            ---

                                                                                                    FINANCIAL DATA
                                                                                                      OF FOHP-NJ
                                                                                                    PREDECESSOR TO
                                                                                                     THE COMPANY
                                                                                                    -------------

                                                                                                        AS OF
                                                        AS OF DECEMBER 31,                           DECEMBER 31,
                                ---------------------------------------------------------------     -------------
                                      1998            1997           1996           1995                 1994
                                -------------    ------------   ------------   ----------------     -------------
FOHP-NJ Institutional
     Provider Common Stock,
     $.01 par value, 1,020,051
     shares issued and
     outstanding                          ---              ---              ---              ---           10,201

FOHP-NJ Other Provider
     Common Stock, $.01
     par value, 40,002 shares
     issued and outstanding               ---              ---              ---              ---              400

Additional paid-in capital        239,135,758      208,053,796       30,648,489       30,648,489       15,341,561

Deficit                          (131,462,466)    (136,620,579)     (56,535,558)     (25,790,452)     (11,049,507)
                                -------------    -------------    -------------    -------------    -------------
Total Shareholders' Equity
(Deficiency)                      108,685,233       72,433,217      (25,886,067)       4,879,039       11,979,655
                                -------------    -------------    -------------    -------------    -------------
Total Liabilities and
Shareholders' Equity
(Deficiency)                    $ 218,279,415    $ 218,611,231    $  54,252,217    $  37,361,833    $  20,081,060
                                =============    =============    =============    =============    =============

                                     SUMMARIZED STATEMENT OF OPERATIONS INFORMATION
                                                                                                          FINANCIAL DATA OF
                                                                                                               FOHP-NJ
                                                                                                          PREDECESSOR TO THE
                                                                                                               COMPANY
                                                                                                         -------------------
                                                                 FOR THE YEAR ENDED                      FOR THE YEAR ENDED
                                                                    DECEMBER 31,                            DECEMBER 31,
                                       ----------------------------------------------------------------  -------------------
                                           1998              1997            1996            1995               1994
                                       -------------    -------------    -------------    -------------  -------------------
Revenue:
Premium revenue from
owners/providers                       $ 118,591,143    $ 132,575,894    $ 135,544,112    $  63,630,797      $  5,639,724

Other premium revenue                    209,268,135      239,132,416      112,125,670       38,819,206         1,803,624

Interest and other income                  6,822,455        5,697,921        9,706,526        8,844,036         1,177,171
                                       -------------    -------------    -------------    -------------      ------------
Total Revenue                            334,681,733      377,406,231      257,376,308      111,294,039         8,620,519
                                       -------------    -------------    -------------    -------------      ------------
Expenses:

Medical services to owners/providers      46,895,944       63,882,103       37,026,903       17,319,035         1,405,175

Hospital services to
owners/providers                          32,154,087       64,553,166       30,156,890       11,068,909           880,920

Other medical services                   109,423,870      148,812,233      105,551,393       38,548,819         2,727,694

Other hospital services                   75,026,204      101,521,355       63,760,554       24,637,249         1,710,020

Selling, general and administrative       53,199,216       55,106,022       50,734,197       32,638,106        10,624,261

Management fee - Foundation Health
     Systems, Inc.                         2,543,000        7,502,899               --               --                --

Interest - Foundation Health
     Systems, Inc.                         2,229,890        1,790,410               --               --                --

Restructuring costs                       (2,250,000)      12,825,570               --               --                --

Other                                      4,761,178        1,495,355          890,553        1,751,263           240,021
                                       -------------    -------------    -------------    -------------      ------------
Total Expenses                           323,983,389      457,489,113      288,120,490      125,963,381        17,588,091
                                       -------------    -------------    -------------    -------------      ------------
Provision for income taxes                 5,540,231            2,139              924           71,603                --
                                       -------------    -------------    -------------    -------------      ------------
Net income (loss)                      $   5,158,113    $ (80,085,021)   $ (30,745,106)   $ (14,740,945)     $ (8,967,572)
                                       =============    =============    =============    =============      ============
Net income (loss)  per  common share   $         .05    $       (9.18)   $      (14.64)   $       (8.65)     $      (8.40)
                                       =============    =============    =============    =============      ============

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

         FOHP-NJ markets a comprehensive range of health care benefit plan products pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of March 15, 1999, FOHP-NJ had entered into provider agreements with 62 NJ Acute Care Institutions, approximately 11,000 NJ Practitioners and approximately 75 NJ Other Providers. The provider agreements have an initial term of one-year and are renewable annually. Such agreements with NJ Acute Care Institutions and NJ Other Providers may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with shareholders that are NJ Acute Care Institutions and subscribers in FOHP-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Acute Care Institutions are capped to be within a certain corridor (+/-4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

         FOHP-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by FOHP-NJ for services provided to members. The reimbursement schedule of a provider agreement between an NJ Acute Care Institution and FOHP-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of FOHP-NJ's health plans vary from institution to institution and are based on, among other things, the types of services provided by, and the location of, the NJ Acute Care Institution. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a FOHP-NJ health plan for any services paid for under such plan except for any applicable co-payment, co-insurance, deductibles and non-covered services.

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

         RESULTS OF OPERATIONS

         FOR THE YEARS ENDED DECEMBER  31, 1998 AND 1997

         PREMIUM REVENUE. For the year ended December 31, 1998, medical premium revenue totaled $327.9 million or $43.8 million less than the $371.7 million of medical premium revenue generated during the same period in 1997. This decrease was due to reduced enrollment in FOHP-NJ health benefit plans, specifically in the Medicare line of business. Approximately 36% of medical premium generated in 1998 and approximately 35% of medical premium generated in 1997 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS' Northeast Division, which is comprised of three health plans with a total of more than one million members in the New York tri-state area, and the merger of PHS-NJ into FOHP-NJ, and that such inclusion and merger will result in a greater percentage of future premium revenue attributable to members who are not employees of NJ Acute Care Institutions.

         OTHER REVENUE. Other revenue, principally administrative fees, for the year ended December 31, 1998 was $2.5 million compared to $2.0 million of other revenue for the same period of the prior year. Interest income for 1998 was $4.3 million, as compared to the $3.7 million generated in 1997.

         MEDICAL AND HOSPITAL SERVICES. Total expenses attributable to medical and hospital services for the year ended December 31, 1998 were $263.5 million or $115.3 million lower than expenses incurred for the same period in 1997. The decrease in medical and hospital service expenses from 1997 to 1998 was primarily attributable to a decrease in enrollees in the Medicare line of business as well as enhanced utilization efforts in the Commercial, Medicaid and Medicare lines of business. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the year ended December 31, 1998 was 80.3% compared to 101.9% for the same period in 1997.

The Company believes that this decrease is attributed to recent operational changes, specifically the implementation of a modified provider reimbursement schedule, enhanced utilization management efforts, a reduction of Medicare enrollment, which had a higher medical loss ratio than the Company's other lines of business, and a reduction of claims reserves due to more complete claims payment data being available to the Company as a result of a reduction of the significant medical claims back-log which had existed at December 31, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $58.4 million for the year ended December 31, 1998, including a $2.5 million administrative management fee charged by FHS and $2.2 million interest expense associated with the Convertible Debentures and Subordinated Debentures issued to FHS, as compared to $64.5 million incurred for the same period in 1997. This decrease was primarily the result of a decrease in the management fee charged by FHS to FOHP.

         OTHER EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1998 increased by $2.8 million from the $1.4 million incurred during the same period in 1997. This increase was primarily the result of amortization of goodwill associated with FHS' investment in the Company.

         RESTRUCTURING COSTS. During 1998, the Company recorded a reduction of $2.2 million of its estimated $12.8 million restructuring charge originally recorded in 1997 in connection with the FHS investment as a result of management's reevaluation of estimated restructuring costs. The plan of restructuring primarily includes costs associated with work force reductions, terminations and settlements of existing contracts and asset impairment. Of the $2.2 million reduction, $2.0 million is related to the continuation of a mental health contract during 1998 that was originally expected to be terminated as part of the overall restructuring plan.

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         PREMIUM REVENUE. For the year ended December 31, 1997, medical premium revenue totaled $371.7 million or $124.0 million more than the $247.7 million of medical premium revenue generated during the same period in 1996. This increase was due to significant subscriber growth experienced during 1997. Approximately 35% of medical premium revenue generated in 1997 and approximately 55% of medical premium generated in 1996 was attributable to NJ Acute Care Institutions which are obligated to enroll their employees in FOHP-NJ health plans. The Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will continue to decrease as FOHP-NJ's operations grow and as FOHP-NJ's current sales efforts continue to focus on products which are not sold directly to employees of providers of FOHP-NJ. The Company also believes that it will benefit by its inclusion in the formation of FHS' Northeast Division, which is comprised of three health plans with a total of more than one million members in the New York tri-state area

         OTHER REVENUE. Other revenue, principally administrative fees, for the year ended December 31, 1997 was $2.0 million compared to $7.9 million of other revenue for 1996. This decrease is attributed to the sale of First Managed Care Option, Inc., formally a wholly owned subsidiary of the Company, in the last quarter of 1996. Interest income for 1997 was $3.7 million, a $1.9 million increase from the $1.8 million generated in 1996. The increase in interest income was due to the larger cash reserves related to the investments by FHS in April 1997 and December 1997.

         MEDICAL AND HOSPITAL SERVICES. Total expenses attributable to medical and hospital services for the year ended December 31, 1997 were $378.8 million or $142.4 million higher than expenses incurred for the same period in 1996. The increase in medical and hospital service expenses from 1996 to 1997 was primarily attributable to a significant increase in enrollees in FOHP-NJ health plans. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the year ended December 31, 1997 was 101.9% compared to 95.5% for the same period in 1996. This increase was a result of increased utilization in FOHP-NJ health benefit plans, changes in the mix of products offered by FOHP-NJ, the inability of FOHP-NJ to effectively control utilization and referrals due to the significant growth of FOHP-NJ and an increase in claims reserves to an amount at the high end of an actuarially determined range to reflect the Company's recent fluctuation of claims payment patterns. The Company believes that recent operational changes, specifically the implementation of a modified provider reimbursement schedule, along with enhanced utilization management efforts, will lower the percentage of medical expenses to premium dollars in the future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $64.4 million for the year ended December 31, 1997, including a $7.5 million management fee charged by FHS and $1.8 million interest expense associated with the Convertible Debentures and Subordinated Debentures issued to FHS, compared to $50.8 million incurred for the same period in 1996. This increase in selling, general and administrative expenses was the result of the significant growth of FOHP-NJ.

         OTHER EXPENSES. Depreciation and amortization expenses for the year ended December 31, 1997 increased by $525 thousand from the $879 thousand incurred during 1996. This increase was mostly the result of the costs of the Convertible Debentures being amortized in 1997 (approximately $309,000).

         RESTRUCTURING COSTS. During 1997, the Company estimated and recorded a restructuring charge of $12.8 million in connection with the FHS investment. The plan of restructuring primarily includes costs associated with work force reductions, terminations and settlements of existing contracts and asset impairment.

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

         As part of the plan of action, on April 30, 1997, the Company sold to FHS the Initial Convertible Debenture in the aggregate principal amount of $51,701,120.38, pursuant to the Amended Securities Purchase Agreement. The principal amount of the Initial Convertible Debenture was convertible, at the option of FHS, into up to 71% of the Company's capital stock on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, FHS converted $1,701,120.38 of principal amount of the Initial Convertible Debenture into 168,109 shares of Common Stock.

         To facilitate the sale of the Initial Convertible Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Departments' right to require FOHP-NJ to submit a new plan of action if FOHP-NJ failed to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, FOHP-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Initial Convertible Debenture, provided that FHS guaranteed, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997, the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain certain benchmarks each quarter during 1998.

         In connection with the sale of the Initial Convertible Debenture, FHS and the Company entered into a letter agreement which clarified FHS' right under the Amended Securities Purchase Agreement to infuse additional capital into the Company in the event that it is determined that FOHP-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the letter agreement, FHS had the right to, at any time prior to December 31, 1997, contribute up to $5,000,000 in additional capital to the Company to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for FOHP-NJ to meet 100% of the minimum statutory net worth requirements as of December 31, 1997. In the event that FHS contributed additional capital to the Company to meet a Net Capital Shortfall or projected Net Capital Shortfall in accordance with the terms of the Amended Securities Purchase Agreement, as clarified by the letter agreement, FHS would be issued additional Convertible Debentures.

         The Amended Securities Purchase Agreement also provided that if FOHP projects a Net Capital Shortfall and FHS does not advance funds to FOHP to satisfy such Net Capital Shortfall, FOHP may initiate a pro rata offering of its Common Stock to all the then-current shareholders of the Company to raise capital to satisfy the Net Capital Shortfall.

         Effective December 1, 1997, FHS converted the remaining $50 million of the principal amount of the Initial Convertible Debenture, dated as of April 30, 1997, into 4,941,049 shares of Common Stock. After the conversion, FHS owned 5,109,158 shares of the 7,195,997 shares of Common Stock then outstanding, which represented 71% of the fully diluted equity of the Company.

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

         In October 1998, the Certificate of Incorporation of the Company was further amended to increase the number of shares of Common Stock authorized for issuance and decrease the number of shares of Preferred Stock authorized for issuance. As a result, the Company currently has 500,000,000 shares of authorized capital stock, which is comprised of 499,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, par value $1.00 per share.

         On December 31, 1998, FHS converted $1,197,182 of the principal amount of the New Convertible Debenture into 399,003,000 shares of the Company's Common Stock. After this conversion, 499,000,000 shares of the Company's Common Stock were outstanding, with FHS owning 496,916,161 of such shares or approximately 99.6% of the fully-diluted equity of the Company. The price per share paid by FHS upon conversion of the New Convertible Debenture was calculated in accordance with the Amended Securities Purchase Agreement entered into by FHS, the Company and FOHP-NJ in connection with the sale of the Initial Convertible Debenture.

         In December 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to
FOHP-NJ  in  return  for  Subordinated  Debentures.   Further,  FHS  contributed
$29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998.

         Pursuant to new HMO regulations adopted in the State of New Jersey, FOHP-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures." As of December 31, 1998, the deposit covering two months of incurred health care expenditures is approximately $56 million. The initial deposit, or $12.5 million, was made by September 30, 1997. An additional $4.6 million was deposited on March 31, 1998, $9.5 million was deposited on April 2, 1998, $14.6 million was deposited on June 30, 1998 and $14.1 million was deposited on September 30, 1998. These deposits (including interest earned) have been deemed sufficient in accordance with the HMO regulations and no additional deposits were required at December 31, 1998.

IMPACT OF YEAR 2000

         The Company, and its parent, FHS, recognize that the arrival of the year 2000 (the "Year 2000") requires computer systems to be able to recognize the date change from 1999 to 2000 and, like other companies, are assessing and modifying their computer applications and business processes to provide for their continued functionality.

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

         FHS, for itself and on behalf of its subsidiaries, including the Company, has undertaken a comprehensive review of the Year 2000 issue and its affect on the operations of FHS and its subsidiaries. The Company has assisted FHS in addressing the Year 2000 issue as it pertains to the Company. However, FHS will ultimately direct how the Company addresses the Year 2000 issue and will initially incur all the costs associated with ensuring that the Company is Year 2000 compliant, which costs may be allocated to the Company at a future point in time.

         Set forth below is a brief description of FHS' effort to address the Year 2000 issue:

         PROJECT STATUS. The Year 2000 effort for FHS has the highest priority of technology projects and has the full support of FHS' management. The project has dedicated resources with multiple teams to address its unique systems environments. Uniform project management techniques have been adopted with overall oversight responsibility residing with FHS' Chief Technology Officer, assisted by a special project manager hired by FHS. An executive management committee is also actively involved in FHS' Year 2000 project and receives monthly reports from the project manager. In addition, the project manager regularly meets with FHS' audit committee to further discuss FHS' Year 2000 issues.

         FHS is addressing its Year 2000 issues in several ways. Selected systems are being retired with the business functions being converted to Year 2000 compliant systems. A number of the FHS' systems include packaged software from large vendors that FHS is closely monitoring to ensure that those systems are Year 2000 compliant. FHS believes that vendors will make timely updates available to ensure that all remaining purchased software is Year 2000 compliant. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff. FHS has engaged IBM Global Services to assist in the program management of the project. In addition, FHS is in the process of assessing its third party relationships with respect to non-information technology assets and services. FHS has also retained legal consultants to assist in the review of insurance and FHS' obligations and rights, and IBM's The Wilkerson Group, technical consultants specializing in health care, to help develop contingency plans.

         FHS has divided its Year 2000 effort into five phases: (1) Assessment and Strategy; (2) Detailed Analysis and Planning; (3) Remediation; (4) Testing and Implementation; and (5) Certification. FHS believes that Phase 1 is almost complete. FHS' geographical and specialty service divisions are conducting a detailed self-assessment as to their compliance, needs, risks, and contingency planning, which will then be reviewed and prioritized at the corporate level. During the fourth quarter of 1998, FHS continued moving forward in its efforts to address Year 2000 issues, though its overall progress was less significant due to organizational changes and restructuring. The Year 2000 project is experiencing increased progress at the start of 1999. FHS has established the third quarter of 1999 to complete all phases and is endeavoring to accelerate completion ahead of that time. The following table sets forth the estimated percentage completion of each of FHS' Year 2000 phases as of February 1999 with respect to its core applications and information technology infrastructure, and its Year 2000 project overall.


                            Phase 1    Phase 2   Phase 3   Phase 4   Phase 5
                            -------    -------   -------   -------   -------
Core applications and
IT infrastructure            100%        94%       56%       15%        0%

Overall                      100%        83%       54%       11%        0%

         THIRD PARTIES. FHS has commenced an inventory of third party relationships, identifying them and analyzing their strategic importance to FHS and their Year 2000 readiness. The strategically important third party relationships identified by FHS are general purpose utility vendors, care delivery organizations (such as providers), and customer service vendors. FHS now anticipates completing its risk assessment for third parties in the second quarter of 1999. There can be no assurance that the systems of other companies on which the Company and FHS rely will be compliant on a timely basis, or that the failure by a third party to be compliant would not have a material adverse affect on the Company or FHS.

         COSTS. FHS is evaluating on an on-going basis the related costs to resolve its potential Year 2000 problems. FHS currently estimates that the total cost for the project will be approximately $42.7 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by FHS. Through 1998, FHS expended approximately $13.6 million relating to, among other things, the cost to repair or replace software and related hardware problems, cost of assessment, analysis and planning and internal and external communications. FHS estimates that the percentages of its total expenditures for Year 2000 issues will be approximately as follows: 35% for internal costs, 37% for outside consultants and contractors, 6.5% for software-related costs, and 21.5% for hardware-related costs. FHS has established a line-item in its overall operating budget specifically to cover Year 2000 costs. The operating subsidiaries for each line of business of FHS, however, are paying for the costs of assessment, planning, remediation and testing of Year 2000 issues for their respective operations.

         Notwithstanding the foregoing, the costs of the project and the timetable in which FHS plans to complete the Year 2000 compliance requirements are based on estimates derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurances that these estimates will be achieved and actual results and costs could differ materially from these estimates.

         Certain insurance coverages for defense costs associated with Year 2000 litigation have already been secured under FHS' Directors and Officers Liability Insurance policy and will be re-evaluated upon renewal of that policy. At this time, it is unclear as to the extent of existing insurance coverage, if any, FHS may have to cover potential Year 2000 costs and liabilities under its other insurance policies. FHS is currently analyzing the availability of such coverage under other existing and future insurance policies and products.

         CONTINGENCY PLANNING. An important part of FHS' Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. Each geographical, and specialty services division of FHS, is prioritizing its mission critical business functions in order to address the most critical issues and to develop alternatives to these critical processes as part of contingency planning. A mission critical business activity or system is one that cannot be without an automated or functional system for a period of 21 days without causing significant business impact to the particular line of business. Among other things, FHS' divisions are assessing potential negative impacts on a valid member's ability to receive services, the ability to generate revenue, the need for additional expenditures, compliance with legal, regulatory or accreditation requirements, meeting contractual obligations and reimbursing providers, vendors and agents. FHS is currently projecting to complete the assessment of its most critical business functions by the end of the first quarter of 1999 and the documentation and validation of its contingency plans by the end of the second quarter of 1999. FHS currently anticipates that its contingency plans will include the use of manual as well as on-line files of its members to avoid disruption in the verification of membership and eligibility for the provision of health care services to its members.

         RISKS. The Company and FHS are highly dependent upon their own information technology systems and that of their providers and customers. Failure by the Company, FHS or a third party to correct a material Year 2000 problem could result in a failure of or an interruption in the Company's or FHS' business activities and operations. Such interruptions and failures could materially and adversely affect the Company's or FHS' results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party providers and customers, neither the Company nor FHS is able to determine at this time whether the Year 2000 problems will have a material adverse effect on the Company's or FHS' results of operations, liquidity or financial condition. FHS' Year 2000 project is expected to reduce significantly the Company's and FHS' level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's and FHS' business operations; however, the Company and FHS believe that it is impossible to predict all of the areas in which material problems may arise.

         FHS has initiated formal communications with others with whom it does significant business to determine their Year 2000 issues. FHS is currently projecting to complete its assessment of third party risks by the end of the second quarter of 1999. There can be no assurances that the systems of other companies on which the Company's or FHS' systems rely will be timely converted, or that the failure to convert by another company would not have a material adverse affect on the Company or FHS. Forward-looking statements contained in this Year 2000 section should be read in connection with the Company's cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in these forward-looking statements, which cautionary statements are contained in the forepart of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company currently has no outstanding bank or external financing. Moreover, all of the Company's investments are in money market funds and U.S. Treasury Bills with original maturities of three months or less when purchased. Accordingly, the Company believes that its business operations are not exposed to market risk relating to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

         The consolidated financial statements and supplementary data of the Company called for by this item are submitted as a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 13, 1998, the Audit and Finance Committees of the Company approved the appointment of Deloitte & Touche LLP ("Deloitte") as the Company's independent accountants for the year ended December 31, 1998. Deloitte replaced Ernst & Young LLP ("Ernst & Young") as the Company's independent accountants. Ernst & Young was replaced as the Company's independent accountants as of July 13, 1998. The change of independent accountants was made in connection with the acquisition by FHS of substantially all of the outstanding equity of the Company. FHS currently engages Deloitte as its independent accountants. The Audit and Finance Committees of the Company and FHS determined that only one independent accounting firm should be engaged by FHS and its subsidiaries so that there is a consistent and efficient review of the individual and consolidated financial statements of FHS and its subsidiaries, including the Company. See also the Company's Current Report on Form 8-K dated July 13, 1998, as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and position of each person serving as an executive officer of the Company are set forth below and brief summaries of their business experience and certain other information with respect to each of them is set forth in the information which follows the table:

        Name            Age                  Position
        ----            ---                  --------
Thomas W. Wilfong        43    President and Chief Executive Officer
Dr. Joseph Singer        41    Vice President and Chief Medical Officer
Donald Parisi            43    Vice President, Secretary and General Counsel
Marc M. Stein            47    Chief Financial Officer

         Mr. Thomas W. Wilfong has served as President and Chief Executive Officer of the Company since April 1, 1998 and as Chief Operating Officer of FHS' Northeast Division since December 8, 1998. Mr. Wilfong served as President of FHS' New Jersey operations from February 1998 to December 1998 and served as Executive Director of PHS' New Jersey operations from August 1996 to February 1998. From July 1986 to August 1996, Mr. Wilfong served as Vice President of Medical Management of Central New Jersey Medical Group. He has served as a director of the Company since March 25, 1998.

         Dr. Joseph Singer has served as a Vice President and Chief Medical Officer of the Company since June 8, 1995. Dr. Singer joined FOHP-NJ on December 1, 1994 and has served as the Vice President, Medical Affairs and Medical Director of FOHP-NJ since February 1995. Prior to joining FOHP-NJ, Dr. Singer was a practicing physician in Moorestown and Medford, New Jersey, with a family practice and specialty in geriatrics.

         Donald Parisi has served as a Vice President, Secretary and General Counsel of the Company since June 1, 1997 and from June 8, 1995 to December 1996. Mr. Parisi served as acting President and Chief Executive Officer of the Company from December 1996 to June 1, 1997. Mr. Parisi served as Vice President, Legal Affairs and General Counsel of FOHP-NJ from August 1994 to June 8, 1995. From 1992 to 1994 he was a partner in the law firm of Donington, Karcher, Leroe, Salmond, Ronan & Rainone and from 1988 to 1992 he served as a Deputy Attorney General for the State of New Jersey.

         Marc M. Stein has served as Chief Financial Officer of the Company since February 18, 1997. Prior to becoming the Chief Financial Officer of the Company, he served as Treasurer of HIP Insurance Company of New Jersey and Financial Officer of HIP Health Plan of Pennsylvania from February 1995. From November 1992 to February 1995, Mr. Stein served as Senior Vice President of Finance for HIP of Greater New York.

         Pursuant to the Administrative Management Agreement (as hereinafter defined), each of Mr. Wilfong, Dr. Singer, Mr. Parisi, and Mr. Stein is employed by FHS or a subsidiary thereof. The salaries and benefits of the aforementioned executive officers is either paid by or charged to the Company. See "Executive Compensation-Employment Agreements" and "Certain Relationships and Related Transactions."

CURRENT DIRECTORS OF THE REGISTRANT

The name, address, age and principal occupation or employment of each director currently serving on the Board of Directors of the Company is set forth below:


                                                                 PRINCIPAL OCCUPATION
NAME AND ADDRESS                          AGE                       OR EMPLOYMENT
----------------                          ---                       -------------

Dr. John F. Bonamo                         48         Obstetrician and Gynecologist
95 Northfield Avenue
West Orange, NJ 07052

Mr. Bruce G. Coe                           68         President Emeritus of New Jersey Business and
41 Lambert Lane                                       Industry Association
Lambertville, NJ 08530

Ms. Karen A. Coughlin                      50         President and Chief Executive Officer of FHS
Physicians Health Services, Inc.                      Northeast Division
One Far Mill Crossing
Shelton, CT  06484

Mr. Christopher Dadlez                     45         Executive Vice President of Saint Barnabas
Saint Barnabas Health Care System                     Health Care System
Old Short Hills Road
Livingston, NJ 07039

Dr. Mark L. Engel                          52         Ophthalmologist
733 North Beers Street
Holmdel, NJ 07733

Dr. Thomas J. Feneran                      50         Urologist
102 East Bay Avenue, Suite C
Manahawkin, NJ 08050

Mr. John J. Gantner                        46         Senior Vice President of Finance and Treasurer
Robert Wood Johnson                                   of the Robert Wood Johnson University Hospital
 University Hospital
One Robert Wood Johnson Place
New Brunswick, NJ 08903

                                                                PRINCIPAL OCCUPATION
NAME AND ADDRESS                          AGE                     OR EMPLOYMENT
----------------                          ---                     -------------
Mr. Jay M. Gellert                         45         President and Chief Executive Officer of
Foundation Health Systems, Inc.                       Foundation Health Systems, Inc.
21600 Oxanard Street
Woodland Hills, CA 91367

Dr. Om P. Sawhney                          61         Plastic Surgeon
1550 Park Avenue
South Plainfield, NJ 07080

Mr. Thomas W. Wilfong                      43         President and Chief Executive Officer of FOHP,
FOHP, Inc.                                            Inc.
3501 State Highway 66
Neptune, NJ 07753

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

         Dr. John F. Bonamo has been an obstetrician and gynecologist in private practice since 1981. He is Clinical Chief of the Department of OB/GYN of Saint Barnabas Medical Center. Dr. Bonamo serves as Chairman of the Board of MetroWest I.P.A. He has served as a director of the Company since April 16, 1997.

         Mr. Bruce G. Coe is currently serving as President Emeritus of the New Jersey Business and Industry Association. From 1982 to 1996 he served as President of the New Jersey Business and Industry Association. Mr. Coe serves on the Board of Directors of New Jersey Resources Corporation. He also serves on the Boards of Trustees of New Jersey Future and New Jersey Historical Society. He has served as a director of the Company since April 16, 1997.

         Ms. Karen A. Coughlin became President and Chief Executive Officer of FHS' Northeast Division in October 1998. Prior to joining FHS, Ms. Coughlin served as President of one of two operating divisions of Humana, Inc., a leading national health care company. During her 18 year tenure with Humana, Inc., Ms. Coughlin also served as Vice President and General Manager of Humana, Inc. in Chicago, Illinois and as a Vice President of Humana Health Care Plans of Kentucky. In the not-for-profit sector, Ms. Coughlin served as head nurse of the Pediatric Intensive Care Unit of Loma Linda University Center in California, as Assistant Professor of Nursing for Minot State University in North Dakota, and as a staff nurse in the Neonatal Intensive Care Unit for Cleveland's Fairview General Hospital. She has served as a director of the Company since November 18, 1998.

         Mr. Christopher M. Dadlez, FACHE, has been Executive Vice President of the Saint Barnabas Health Care System since June 1996. From March 1992 to June 1996, Mr. Dadlez served as the President and Chief Executive Officer of Monmouth Medical Center. From January 1995 to May 1996, Mr. Dadlez served as the President of Mid-Atlantic Health Group. From June 1984 to March 1992, he was Executive Vice President and Chief Operating Officer of Sinai Hospital, Baltimore, Maryland. Mr. Dadlez serves on the Boards of Trustees of the New Jersey Hospital Association and Ronald McDonald House. He serves as Chairman of Long Branch Tomorrow and is on the Board of Trustees of the Greater Long Branch Chamber of Commerce. He has served as a director of the Company since June 7, 1995 and as a director of FOHP-NJ since January 1994.

         Dr. Mark L. Engel, an ophthalmologist, has served as President of Ophthalmic Physicians of Monmouth since August 1975. From January 1989 through December 1990 he served as President of the Bayshore Hospital Medical Staff. Dr. Engel is a trustee of Ophthalmic Physicians of Monmouth. He has served as a director of FOHP since June 7, 1995 and as Chairman of the Board of the Company since April 16, 1997. Dr. Engel also served as a director of FOHP-NJ since January 1994 and as Chairman of the Board of FOHP-NJ since June 1995.

         Dr. Thomas J. Feneran has been a physician in the private practice of urology since June 1983. He is associated in Drs. Feneran & Fernicola, P.C. He has served as a director of the Company since June 7, 1995 and as a director of FOHP-NJ since January 1994.

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

         Mr. Jay M. Gellert became President and Chief Operating Officer of FHS on May 7, 1997, and assumed the position of Chief Executive Officer of FHS on August 7, 1998. From April 1, 1997 until May 7, 1997, Mr. Gellert served as President and Chief Operating Officer of FHS. Mr. Gellert served as a director and President and Chief Operating Officer of Health Systems International, Inc., a predecessor of FHS, from June 1996 until April 1, 1997. Prior to joining FHS, Mr. Gellert directed Shattuck Hammond Partners Inc.'s strategic advisory engagements in the area of integrated delivery systems development, managed care network formation and physician group practice integration. Prior to joining Shattuck Hammond Partners, Inc., Mr. Gellert was an independent consultant, and from 1988 to 1991, he served as President and Chief Executive Officer of Bay Pacific Health Corporation. From 1985 to 1988 Mr. Gellert was Senior Vice President and Chief Operating Officer for California Healthcare System. Mr. Gellert serves on the Board of Directors of Paragon Health Network, Inc. He has served as a director of the Company since March 25, 1998.

         Dr. Om P. Sawhney has been a practicing physician in Plastic Surgery & Rehabilitation Medicine Associates since January 1974. Dr. Sawhney is a consultant to the Audit Committee of the Medical Inter Insurance Exchange and the Board of Managers of Associates in Medical Service at Muhlenberg, L. L. C. He is on the Board of Directors of the Muhlenberg Foundation and the Central Jersey I.P.A. Dr. Sawhney is also President of Associates in Medicine and

Surgery, P.A. He has served as a director of the Company since June 7, 1995 and as a director of FOHP-NJ since January 1994.

         Mr. Thomas W. Wilfong - Information regarding Mr. Wilfong is included under the caption "Executive Officers of the Registrant."

         DIRECTOR COMPENSATION; COMMITTEE SERVICE

         The members of the FOHP Board and any committee thereof may be paid their expenses, if any, relating to their attendance at FOHP Board or committee meetings, and directors who are not full-time employees of the Company may be paid a fixed sum for attendance at FOHP Board or committee meetings or paid a stated salary as a director. Currently, the members of the FOHP Board are entitled to receive an annual retainer of $10,000 and $500 for each FOHP Board meeting attended, $300 for each telephonic FOHP Board meeting in which the director participates, $300 for each committee meeting attended, and $200 for each telephonic committee meeting in which a director participates. The Chairman of the Board is entitled to receive an additional $5,000 annual retainer and the chairpersons of the following committees are entitled to receive a $2,000 annual retainer: Audit Committee; Finance Committee; Medical Affairs Committee; and Grievance Committee.

         The Company paid approximately $129,900 during the year ended December 31, 1998 to members of the FOHP Board, or charitable organizations designated by certain members of the FOHP Board, for their services as directors and committee members.

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

         In addition, pursuant to the Company's By-laws, the FOHP Board may, by one or more resolutions passed by a majority of the directors then in office, establish such other committees as it shall determine necessary for the operations of the Company. The FOHP Board has empowered the members of the Audit Committee to act as the Company's Compensation Committee which shall make decisions relating to the compensation of the officers, directors and employees of the Company. The Compensation Committee is currently comprised of the following directors: Mr. Bruce G. Coe, Mr. John J. Gantner and Dr. Om P. Sawhney.

         COMPENSATION   COMMITTEE   INTERLOCKS  AND  INSIDER   PARTICIPATION  IN
         COMPENSATION DECISIONS

         During the year ended December 31, 1998, the Compensation Committee consisted of Mr. Coe, Mr. Gantner and Dr. Sawhney.

         During the year ended December 31, 1998, no executive officer of the Company, served as a member of the compensation committee or as a director of another entity, except for a subsidiary or affiliate of the Company.

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

         Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to events or transactions during fiscal 1998 except that the Form 4 required to be filed by FHS in January 1999 in connection with the conversion of Convertible Debentures on December 31, 1998 has not yet been filed.

ITEM 11.

EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries, for the years ended December 31, 1998, 1997 and 1996, of the persons serving as the Chief Executive Officer of the Company during the year ended December 31, 1998, and the next three highest paid executive officers of the Company in 1998 (collectively, the "Named Officers"):

                                                SUMMARY COMPENSATION TABLE

                                          Annual Compensation                        Long-Term Compensation
                                 ---------------------------------------  -----------------------------------------------
                                                                                  Awards           Payouts
                                                                          -----------------------  --------
                                                                  Other                Securities
                                                                 Annual   Restricted   Underlying   LTIP      All other
Name and                                                         Compen-    Stock       Options/   Payouts    Compensation
Principal Position        Year     Salary($)       Bonus($)     sations($) Award(s)($)  SARs(#)      ($)      ($)(1)(2)
------------------------- ----   ------------     ---------     ---------  --------    --------    -------   ------------
Thomas W. Wilfong         1998   $133,462(3)      $   --        $    --    $    --     $    --     $    --   $    --
   President and Chief
   Executive Officer
Roger W. Birnbaum (4)     1998     74,038(5)       25,000(6)         --         --          --          --    208,754(7)
   Former President and   1997    140,615(8)       25,000(9)         --         --          --          --     85,722
   Chief Executive
   Officer
Joseph Singer, M.D.       1998    252,923              --            --         --          --          --     5,336
   Vice President and     1997    240,000          28,000            --         --          --          --     5,035
   Chief Medical Officer  1996    239,354              --            --         --          --          --     4,905

Donald Parisi             1998    163,346              --            --         --          --          --     5,336
   Vice President,        1997    151,346          40,000            --         --          --          --     5,056
   Secretary and          1996    144,231              --            --         --          --          --     4,981
   General Counsel
Marc M. Stein             1998    184,423              --            --         --          --          --     5,336
   Chief Financial        1997    144,038 (10)     35,000(9)         --         --          --          --     5,132
   Officer

---------------

(1) Includes amounts contributed by the Company under its 401(k) Plan. All full-time employees who have completed 30 days of service with the Company or any of its subsidiaries are eligible to participate in the 401 (k) Plan which allows eligible employees to save up to 15% of their pre-tax compensation (subject to a maximum amount per year established annually pursuant to the Code) through a payroll deduction. Subject to the discretion of the FOHP Board, the Company may make matching contributions to the 401(k) Plan. Amounts contributed by the Company to the accounts of the Named Officers for 1998 are as follows: Mr. Wilfong
         - $0; Mr. Birnbaum - $5,000;  Dr. Singer - $5,000; Mr. Parisi - $5,000;
         and Mr. Stein - $5,000.

(2) Includes amounts of insurance premiums paid by the Company in 1998 with respect to term life insurance for the benefit of the Named Officers. Amounts paid by the Company for the benefit of the Named Officers are as follows: Mr. Wilfong - $0; Mr. Birnbaum - $336; Dr. Singer - $336; Mr. Parisi - $336; and Mr. Stein $336.

(3)      Represents the period April 1, 1998 to December 31, 1998.

(4) Mr. Birnbaum served as President and Chief Executive Officer of the Company from June 1, 1997 to April 1, 1998.

(5)      Represents the period January 1, 1998 to March 31, 1998.

(6)      Such bonus was earned in fiscal 1998 and is payable in 1999.

(7) Of this amount, $189,423 represents severance and consulting payments pursuant to his employment agreement with the Company, and $13,995 represents unused vacation pay.

(8)      Represents the period June 1, 1997 to December 31, 1997.

(9)      Such bonus was earned in fiscal  year 1997 but was not paid until March
         1998.

(10)     Represents the period February 18, 1997 to December 31, 1997.

         EMPLOYMENT AGREEMENTS

         Effective June 1, 1998, Thomas W. Wilfong and PHS, a subsidiary of FHS, entered into an employment letter agreement (the "Wilfong Employment Agreement") pursuant to which Mr. Wilfong will act as the President and Chief Executive
Officer of the Company. The Wilfong Employment Agreement supercedes all prior employment agreements relating to Mr. Wilfong's employment by the Company. In accordance with the terms of the Wilfong Employment Agreement, Mr. Wilfong (i) earns an annual salary of $190,000, (ii) is eligible to participate in the FHS Executive Incentive Plan with a maximum benefit of 40% of his base salary for 1998 and 50% of his base salary for 1999, (iii) is eligible to participate in FHS' Stock Option Program, and (iv) is eligible to receive and/or participate in the benefits customarily provided by FHS to its employees. The Wilfong Employment Agreement may be terminated by FHS or Mr. Wilfong at any time. In the event that Mr. Wilfong's employment is terminated by FHS for any reason other than "cause" (as defined in the Wilfong Employment Agreement), FHS will provide Mr. Wilfong with a minimum of 60 days notice and a severance package, provided he agrees to enter into a standard general release agreement, totaling one year of base salary in effect at the date of termination.

         Effective  June 1, 1997,  Roger W.  Birnbaum  became the  President and
Chief Executive Officer of the Company pursuant to an employment letter agreement entered into by Mr. Birnbaum and FHS dated May 6, 1997 (the "Birnbaum Employment Agreement"). As a consequence of the formation of FHS' Northeast Division, Mr. Birnbaum's employment as President and Chief Executive Officer of the Company ended as of April 1, 1998. In connection with such separation, Mr. Birnbaum received six months of additional salary as severance. In addition, pursuant to the Birnbaum Employment Agreement, Mr. Birnbaum provided consulting services to the Company for a six month period following the termination of his employment for $125,000.

         Effective July 1, 1997, FHS entered into an employment letter agreement (the "Singer Employment Agreement") with Dr. Joseph Singer pursuant to which Dr. Singer remained as Chief Medical Officer of the Company. The Singer Employment Agreement supercedes all prior employment agreements relating to Dr. Singer's employment by the Company. In accordance with the terms of the Singer Employment Agreement, Dr. Singer (i) earns a monthly salary of $20,000, (ii) is eligible to receive a monthly automobile allowance of $1,000, (iii) received a $28,000 signing bonus in 1997, (iv) is eligible to participate in the FHS Management Bonus Plan under which he may earn a percentage of his base salary as a bonus subject to the discretion of the FHS Compensation and Stock Option Committee, and (v) is eligible to receive and/or participate in the benefits customarily provided by FHS to its employees. Pursuant to the terms of the Singer Employment Agreement, Dr. Singer is an "employee-at-will" and is eligible to receive four months of severance pay upon his leaving the employ of FHS, provided that such termination is not by reason of "just cause," as defined in the Singer Employment Agreement.

         On February 9, 1998, FHS and Mr. Stein entered into an employment letter agreement (the "Stein Employment Agreement"), which agreement superseded a previous employment letter agreement dated February 6, 1997. In accordance with the terms of the Stein Employment

Agreement, Mr. Stein (i) earns an annual salary of $175,000, (ii) is eligible to participate in the 1998 FHS Management Bonus Plan and in the 1999 FHS Management Bonus Plan on a prorated basis, (iii) is entitled to receive a monthly automobile allowance of $500, (iv) is eligible to participate in the FHS Management Stock Option Plan, and (v) receives other customary benefits provided by FHS to its employees. Provided that Mr. Stein remains employed by FHS until March 31, 1999, or if his employment is terminated prior to March 31, 1999 for any reason other than "just cause," as defined in the Stein Employment Agreement, Mr. Stein will receive as retention bonus equal to three months salary on March 31, 1999. Pursuant to the terms of the Stein Employment Agreement, if Mr. Stein's employment is terminated for any reason other than "just cause" prior to March 31, 1999, FHS will continue to pay Mr. Stein his salary through September 30, 1999, which includes six months severance. The Stein Employment Agreement was amended on October 14, 1998 to extend the term of the agreement until June 30, 1999. The Stein Employment Agreement, as amended, now provides that Mr. Stein will receive a retention bonus equal to 10% of his salary if he remains employed by FHS until June 30, 1999 or if his employment is terminated for any reason other than "just cause."

ITEM 12. PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP MANAGEMENT.

         The following table sets forth information as of March 15, 1999, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange
Act), of the Company's Common Stock by each director of the Company, each of the Named Officers (as defined in the section herein captioned "Executive Compensation"), each person or group of persons known by the Company to be the beneficial owner of more than 5% of Common Stock, and all directors and executive officers of the Company as a group:


                                                       BENEFICIAL OWNERSHIP OF
                                                            COMMON STOCK
                                                     ---------------------------
                                                                      PERCENT OF
NAME OF BENEFICIAL OWNER                             NO. OF SHARES (1)  CLASS
------------------------                             -------------    ----------

Foundation Health Systems, Inc. (2)................. 496,916,161(3)    99.6%(3)

Dr. John F. Bonamo (4)..............................       1,500            (5)

Karen A. Coughlin (6)...............................

Bruce G. Coe (4)....................................         --

Christopher M. Dadlez (4)...........................         --

Dr. Mark L. Engel (4)...............................      7,017 (7)         (5)

Dr. Thomas J. Feneran (4)...........................      4,100             (5)

John J. Gantner (4).................................         --

Jay M. Gellert (6)..................................         --

Dr. Om P. Sawhney (4)...............................      5,800 (8)         (5)

Thomas W. Wilfong (6) (9)...........................         --

Roger W. Birnbaum (10)..............................         --

Dr. Joseph Singer (9)...............................      8,000             (5)

Donald Parisi (9)...................................         --

Marc M. Stein (9)...................................         --

All Directors and Executive Officers
as a Group (14 persons).............................     26,417 (7)(8)      (5)

----------

(1) Except as otherwise indicated, all of the shares of Common Stock are held beneficially and of record.
(2) FHS' principal offices are located at 21600 Oxnard Street, Woodland Hills, CA 91367.
(3) Such number and percentage do not include or give effect to the number of shares of Common Stock that FHS has the right to receive upon full conversion of the New Convertible Debenture. In December 1997, FHS converted approximately $18,952,930 of the principal amount of the New Convertible Debenture into 92,804,003 shares of Common Stock and, in December 1998, FHS converted $1,197,183 of the principal amount of the New Convertible Debenture into 399,003,000 shares of Common Stock . If FHS elects to convert the remaining New Convertible Debenture, FHS would receive, in accordance with a formula set forth in the New Convertible Debenture, additional shares of Common Stock, resulting in FHS owning more than 99.9% of the then outstanding Common Stock.
(4)      Such person currently serves as a Non-FHS Director of the Company.

(5)      Shares  beneficially  owned do not exceed 1% of the outstanding  Common
         Stock.
(6) Such person is affiliated with FHS and serves as a director of the Company.
(7) Includes an aggregate of 417 shares of Common Stock held by Dr. Barbara Engel, Dr. Mark L. Engel's wife, as to which shares he disclaims any beneficial interest.
(8) Includes an aggregate of 500 shares of Common Stock held by Dr. Veena Sawhney, Dr. Om P. Sawhney's wife, as to which shares he disclaims any beneficial interest.
(9)      Such person is an executive officer of the Company.
(10)     Such person was a former executive officer and director of the Company.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         MANAGEMENT AGREEMENTS

         In connection with FHS' initial investment in the Company, FHS and the Company entered into a General Administrative Services Management Agreement (the "Administrative Management Agreement"), pursuant to which FHS oversees the management of the Company and assists the Company's management in providing contracting, utilization review and quality assurance, employee relations, sales and marketing, and strategic planning, among other services. In addition, FHS and the Company have entered into a Management Information Systems and Claims Processing Services Management Agreement, (the "MIS Agreement," and together with the Administrative Management Agreement, the "Management Agreements"), pursuant to which FHS would provide claims processing, record keeping and data processing services to all the health plans offered, or to be offered, by the Company's subsidiaries. The MIS Agreement will be effective at FHS' option.

         Each of the Management Agreements provides that FHS will employ the business executives in charge of the Company and each of its subsidiaries, and each executive in charge of a principal business division, unit or function (including, but not limited to finance, legal, operations, sales and marketing, information systems, medical management, and provider contracting and relations). Each of the executives report to FHS' senior management. All the executives of the Company shall be appointed by the FOHP Board to the offices requested by FHS: provided, however, that the FOHP Board may reject any proposed appointee it reasonably finds to be of insufficient ethical character for such office; and provided further, that the FOHP Board may, after due consultation with FHS based on a reasonable determination of intentional and material unethical behavior or insubordination or willful misconduct or gross negligence, remove any such executive. Currently, Mr. Thomas W. Wilfong, President and Chief Executive Officer of the Company, Dr. Singer, Vice President and Chief Medical Officer of the Company, Mr. Donald Parisi, Vice President, General Counsel and Secretary of the Company, and Mr. Marc M. Stein, Chief Financial Officer of Company, are employed by FHS or a subsidiary thereof.

         Each of the Management Agreements provides that the Company will employ an internal auditor who will report directly to the FOHP Board.

         Each of the Management Agreements has an initial term of five years, subject to automatic one year renewal terms unless either party provides written notice of non-renewal to the other party at least two years prior to the then current term of the agreement. A party may terminate either of the Management Agreements if (i) the other party is in material breach of the agreement (subject to certain rights to cure any such breach), or (ii) the other party (a) becomes insolvent, (b) voluntarily seeks, consents to or acquiesces in the benefit or benefits of any Debtor Relief Law (as defined in the Management Agreements), or (c) becomes a party to (or be made the subject of) any proceeding provided by any Debtor Relief Law, other than as a creditor or claimant (unless, in the event the proceeding is voluntary, the petition instituting the voluntary proceeding is dismissed within 45 days of the date it was filed).

         Under the Administrative Management Agreement, FHS is entitled to receive a monthly management fee (the "Management Fee"). Originally, the Management Fee equaled the sum of (i) 2% of the total revenue of the health plans offered by the Company (the "FOHP Health Plans") for a month, plus (ii) reimbursement for (a) direct expenses incurred by third parties, and

(b) salaries and benefits of the executives of the Company. Subsequent to the execution of the Administrative Management Agreement and conversion of the Initial Convertible Debenture, the Company and FHS agreed that the Management Fee to be charged the Company by FHS under the Administrative Management Agreement should be based on allocated corporate charges and not on the formula originally provided in the Administrative Management Agreement.

         In connection with the sale of the Initial Convertible Debenture, the Company paid FHS a phase-in period management fee of $1,701,120.38, which was based on certain administrative services provided by FHS to the Company from January 1, 1997 to April 30, 1997.

         At the end of each month during the term of the Administrative Management Agreement, FHS shall provide the Company with statements setting forth the Management Fee for such month. The Management Fee for any month shall become payable within ten days after receipt by FOHP from FHS of the statements for such month.

         In the event that FHS establishes a regional or centralized multi-entry system relating to functions ordinarily and customarily handled at the plan level and not described in the MIS Management Agreement (such as plan level accounting and membership services), FHS shall have the right to transfer such functions performed by the FOHP Health Plans to such regional system, in which case the Company shall be obligated to pay to FHS the share of such regional systems costs incurred by FHS with respect to such function which is allocable to the FOHP Health Plans; provided, however, the regionalization or centralization of functions by FHS must result, in the aggregate, in cost savings to the FOHP Health Plans and any data processing functions performed under such regionalization or centralization shall not cost more than what was contemplated under the Company's then-existing Management Information Services Agreement (the "HSII Agreement") with Health Systems Integration, Inc. ("HSII").

         In the event any of the Management Fees due and payable to FHS under the Administrative Management Agreement are not paid, such Management Fees may, at FHS' option, be added to the principal amount of the Convertible Debentures issued by the Company to FHS except that Management Fees due and payable during calendar year 1998 may only be added to such principal amount to the extent permitted by the Convertible Debentures. Any due and payable but unpaid Management Fees not added to the principal amount of the Convertible Debentures issued by the Company to FHS shall bear interest at the rate of the Initial Convertible Debenture until paid in their entirety or added to the principal amount of the Convertible Debentures.

         As compensation  under the MIS Management  Agreement,  the Company will
(i) pay FHS fees and charges to be specified by FHS upon the effectiveness of the agreement, which fees and charges shall be no greater than the compensation paid to HSII pursuant to the HSII Agreement and (ii) reimburse FHS for such costs and expenses as to which HSII was entitled to reimbursement under the HSII Agreement and documents related thereto.

         FHS is required to provide and perform the following services under the Administrative Management Agreement, subject to the direction of the FOHP Health Plans and consistent with the manner in which FHS provides such services to its other subsidiaries, without disadvantage to the Company or the FOHP Health
Plans: (i) manage the diagnosis and assessment of the information/operating systems of the FOHP Health Plans and provide support for all necessary conversions, supplements and enhancements to such systems; (ii) manage the FOHP Health Plans in their provider contracting efforts and provider relations matters, including the establishment of appropriate provider reimbursement structures; (iii) provide human resources and employee benefit corporate management services to the FOHP Health Plans in recruiting employees and in implementing personnel policies and procedures and employee benefit programs; (iv) provide consultation and assistance to the FOHP Health Plans in connection with governmental relations and legislative activities (including regulatory compliance matters) affecting the FOHP Health Plans; (v) provide consultation and assistance to the FOHP Health Plans in conducting analyses of the marketplace in which they operate and in developing an appropriate strategic plan; (vi) provide consultation and assistance to the FOHP Health Plans in connection with the development and dissemination of enrollment and disclosure materials for enrollees thereof, employers and other groups contracting with any of the FOHP Health Plans and other third parties; (vii) provide administrative support to the FOHP Health Plans in the formulation, review and implementation of the utilization review and quality assurance programs thereof; (viii) provide consultation and
assistance  to  the  FOHP  Health  Plans  in  connection   with  protecting  the
confidentiality of the records thereof and ensuring compliance with all applicable federal, state and local laws and regulations relating to the records thereof; (ix) consult with and assist the FOHP Health Plans in support of the medical management policies and procedures thereof, in preparing and negotiating contracts with participating providers, subscriber groups, vendors and other third parties; (x) provide consultation and assistance to the FOHP Health Plans in the preparation of the annual budget thereof, which will set forth their major operating objectives, anticipated revenues, expenses, cash flow and capital expenditures; (xi) provide oversight management to the FOHP Health Plans in recording and analyzing the financial conditions thereof, including financial review and analysis of health care costs incurred thereby and assist in the preparation of appropriate federal, state and local tax returns and provide the FOHP Health Plans with advice as to appropriate tax accruals; (xii) provide consultation and assistance to the FOHP Health Plans in the establishment, review and modification of collection policies and programs designed to minimize the number and amount of outstanding accounts receivable thereof; (xiii) provide consultation and assistance in implementing the FOHP Health Plans' premium structures, which premium structures shall take into account the financial obligations of the FOHP Health Plans, the importance of providing quality health care at a reasonable cost, and the competition of the FOHP Health Plans in the service areas; (xiv) give advice to the FOHP Health Plans concerning various business insurance programs, including but not limited to, professional liability insurance, directors and officers liability insurance, reinsurance and workers' compensation insurance; (xv) provide consultation and assistance to the FOHP Health Plans in connection with the sales and marketing efforts of the FOHP Health Plans, including assistance with regard to the selection of advertising agencies, the conduct of surveys respecting the satisfaction of subscriber groups and enrollees of the FOHP Health Plans and the FOHP Health Plans' sales programs and techniques; (xvi) provide to the FOHP Health Plans actuarial and data analysis services, and assistance in the development of underwriting standards; (xvii) assist the Boards of Directors of the Company and its subsidiaries in reviewing the short, medium and long range objectives of the FOHP Health Plans and in formulating recommendations with respect thereto; and (xviii) provide such other services, not specifically mentioned herein, that are mutually agreed upon between the parties.

         FHS shall provide and perform the following services under the MIS Management Agreement: (i) provide all claims processing, record keeping and data processing services to the FOHP Health Plans that had been provided by HSII pursuant to the HSII Agreement; and (ii) provide such other related services as are mutually agreed upon between the parties.

         Under each of the Management Agreements, FHS will defend, indemnify and hold the FOHP Health Plans and, among others, their respective officers, directors, shareholders, employees and agents, from and against any and all claims, actions, damages, obligations, losses, liabilities, costs and expenses, including attorneys' fees, other professional fees, costs of collection and other costs of defense ("Management Agreement Damages"), resulting from FHS' gross negligence or willful misconduct. In addition, the Company has agreed to defend, indemnify and hold FHS and, among others, its officers, directors, shareholders, employees and agents, from and against any and all Management Agreement Damages resulting from FHS' execution of the Management Agreements or performance of services thereunder, provided that no such indemnification shall be provided to the extent that such Management Agreement Damages result from FHS' gross negligence or willful misconduct.

         MERGERS

         The Company and FHS have entered the Merger Agreement, pursuant to which FHS Transition Company will merge with and into the Company. See "Description of Business - The Merger."

         On January 1, 1999, PHS-NJ, a New Jersey HMO controlled by FHS, merged with and into FOHP-NJ. See "Description of Business - Merger of FOHP-NJ and Physicians Health Services of New Jersey, Inc."

         EXECUTIVE OFFICERS OF NJ ACUTE CARE INSTITUTIONS AND FHS SERVING ON FOHP BOARD.

         The following directors of the Company are executive officers of NJ Acute Care Institutions which have purchased, either directly or through an affiliate, shares of Common Stock; Mr. Christopher Dadlez, Executive Vice
President of Saint Barnabas Health Care System, which includes Clara Maass Medical Center, Irvington General Hospital, Monmouth Medical Center, Newark Beth Israel Medical Center, Saint Barnabas Medical Center, Union Hospital, Wayne General Hospital and West Hudson Hospital; and Mr. John J. Gantner, Senior Vice President of Finance and Treasurer of the Robert Wood Johnson University
Hospital. See "Directors and Executive Officers of the Registrant - Current Directors of the Registrant." In addition, a large percentage of the revenues of FOHP-NJ is generated from NJ Acute Care Institutions that have enrolled employees in FOHP-NJ plans as required by the Certificate of Incorporation of the Company.

         Each of Karen A. Coughlin, Jay M. Gellert and Thomas W. Wilfong serve as executive officers of FHS and currently serve as directors of the Company. See "Directors and Executive Officers of the Registrant - Current Directors of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. and 2.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         Reference is made to the Index of Financial
         Statements hereinafter contained.......................F-1

         Other than the Financial Data Schedule included as Exhibit 27, no Financial Statement Schedules are required to, nor will any, be filed with this Annual Report on Form 10-K.

         3.          EXHIBITS

         Reference is made to the Index of Exhibits
         hereinafter contained..................................E-1

(b)      Reports on Form 8-K

         During the fourth quarter ended December 31, 1998, no Current Reports on Form 8-K were filed by the Company with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FOHP, Inc.
                                             (Registrant)



Date: March 30, 1999                 By: /s/ THOMAS W. WILFONG
                                         ---------------------------------------
                                             Thomas W. Wilfong, President
                                             and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                 Title                            Date
---------                                 -----                            ----

  /s/ THOMAS W. WILFONG         President and Chief Executive           March 30, 1999
  --------------------------    Officer (Principal Executive
     Thomas W. Wilfong          Officer) and Director


  /s/ MARC M. STEIN             Chief Financial Officer (Principal      March 30, 1999
  --------------------------    Financial and Accounting Officer)
      Marc M.Stein

  /s/ DR. MARK L. ENGEL         Chairman of the Board                   March 30, 1999
  --------------------------
      Dr. Mark L. Engel

  /s/ DR. JOHN F. BONAMO        Director                                March 30, 1999
  --------------------------
      Dr. John F. Bonamo

  /s/ KAREN A. COUGHLIN         Director                                March 30, 1999
  --------------------------
      Karen A. Coughlin

  /s/ BRUCE G. COE              Director                                March 30, 1999
  --------------------------
      Bruce G. Coe

Signature                       Title                      Date
---------                       -----                      ----

  /s/ CHRISTOPHER M. DADLEZ      Director               March 30, 1999
  --------------------------
      Christopher M. Dadlez

  /s/ DR. THOMAS J. FENERAN      Director               March 30, 1999
  --------------------------
      Dr. Thomas J. Feneran

  /s/ JOHN J. GANTNER            Director               March 30, 1999
  --------------------------
      John J. Gantner

  /s/ JAY M. GELLERT             Director               March 30, 1999
  --------------------------
      Jay M. Gellert

  /s/ DR. OM P. SAWHNEY          Director               March 30, 1999
  --------------------------
      Dr. Om P. Sawhney

                        CONSOLIDATED FINANCIAL STATEMENTS

                           FOHP, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

                                    CONTENTS

Reports of Independent Auditors                                              F-2

Consolidated Financial Statements:

Consolidated Balance Sheets                                                  F-4
Consolidated Statements of Operations                                        F-5
Consolidated Statements of Shareholders' Equity                              F-6
Consolidated Statements of Cash Flows                                        F-7
Notes to Consolidated Financial Statements                                   F-8

INDEPENDENT AUDITORS' REPORT

The Board of Directors
FOHP, Inc.
Neptune, NJ

We have audited the accompanying consolidated balance sheet of FOHP Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of FOHP, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 financial statements present fairly, in all material respects, the consolidated financial position of FOHP Inc. and subsidiaries as of December 31, 1998 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP

Hartford, CT
February 26, 1999

                         Report of Independent Auditors


The Board of Directors
FOHP, Inc.

We have audited the accompanying consolidated balance sheets of FOHP, Inc. (the "Company") and subsidiaries, as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOHP, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



Iselin, New Jersey
February 13, 1998                                              Ernst & Young LLP

                           FOHP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31
                                                                           1998                        1997
                                                                   --------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  44,052,058                $ 79,266,721
   Accounts receivable from owners/providers, net of allowances for doubtful accounts and retroactive terminations of
       $1,546,616 in 1998 and $922,354 in 1997                            5,138,201                  11,096,487
   Other accounts receivable, net of allowances for doubtful
       accounts and retroactive terminations of $662,836 in 1998
       and $2,507,619 in 1997                                             4,918,844                   3,131,333
   Due from Integrated Pharmacy Services, Inc.                            3,540,608                          --
   Prepaids and other current assets                                        513,073                     635,548
                                                                    --------------------------------------------
Total current assets                                                     58,162,784                  94,130,089

   Restricted cash                                                       57,855,421                  13,846,682
   Furniture and equipment, net                                           1,730,136                   2,480,042
   Goodwill, net of accumulated amortization of $2,693,256
      and $0 at December 31, 1998 and 1997, respectively                 96,237,857                 107,730,254
   Deferred tax asset                                                     3,942,798                          --
   Other assets                                                             350,419                     424,164
                                                                    --------------------------------------------
 Total assets                                                         $ 218,279,415               $ 218,611,231
                                                                    ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Medical claims payable to owners/providers                         $  18,106,942                $ 20,308,241
   Other medical claims payable                                          42,249,530                  62,614,704
   Accounts payable                                                         215,855                     741,010
   Accrued expenses, including restructuring accrual
      of approximately $1,577,000 and $12,709,000 at
      December 31, 1998 and 1997, respectively                            9,512,535                  17,510,150
   Due to Foundation Health Systems, Inc.                                 1,446,459                     543,075
   Due to other affiliates                                                  612,989                   1,192,716
   Unearned premium                                                       1,204,911                   7,965,658
   Other current liabilities                                                     --                       8,054
                                                                    --------------------------------------------
Total current liabilities                                                73,349,221                 110,883,608

Convertible debentures payable to Foundation Health Systems, Inc.        11,131,386                  11,294,406
Subordinated debentures payable to Foundation Health Systems, Inc.       25,113,575                  24,000,000
                                                                    --------------------------------------------
Total liabilities                                                       109,594,182                 146,178,014
                                                                    --------------------------------------------

Commitments and contingencies  (Note 10)

Shareholders' equity:
   Preferred Stock, $1.00 par value, 1,000,000 shares authorized,
        none issued or outstanding                                               --                         --
   Common Stock, $.01 par value, 499,000,000 shares
        authorized, 499,000,000 shares and 100,000,000 shares issued
        and outstanding at December 31, 1998 and 1997, respectively       1,011,941                   1,000,000
   Additional paid-in capital                                           239,135,758                 208,053,796
   Accumulated deficit                                                 (131,462,466)               (136,620,579)
                                                                    --------------------------------------------
Total shareholders' equity                                              108,685,233                  72,433,217
                                                                    --------------------------------------------
Total liabilities and shareholders' equity                            $ 218,279,415               $ 218,611,231
                                                                    ============================================


See notes to consolidated financial statements.

                           FOHP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31
                                                              1998            1997             1996
                                                         ------------------------------------------------
 Revenue:

   Premiums from owners/providers                        $ 118,591,143    $ 132,575,894    $ 135,544,112
   Other premium revenue                                   209,268,135      239,132,416      112,125,670
   Other, principally administrative service fees            2,513,576        2,045,011        7,863,006
   Interest income                                           4,308,879        3,652,910        1,843,520
                                                         ------------------------------------------------
Total revenue                                              334,681,733      377,406,231      257,376,308
                                                         ------------------------------------------------

Expenses:
   Medical services to owners/providers                     46,895,944       63,882,103       37,026,903
   Hospital services to owners/providers                    32,154,087       64,553,166       30,156,890
   Other medical services                                  109,423,870      148,812,233      105,551,393
   Other hospital services                                  75,026,204      101,521,355       63,760,554
   Selling, general and administrative                      53,199,216       55,106,022       50,734,197
   Management fee - Foundation Health Systems, Inc.          2,543,000        7,502,899               --
   Depreciation & amortization                               4,224,987        1,404,192          879,306
   Interest - Foundation Health Systems, Inc.                2,229,890        1,790,410               --
   Other interest                                              536,191           91,163           11,247
   Restructuring costs                                      (2,250,000)      12,825,570              --
                                                         ------------------------------------------------
Total expenses                                             323,983,389      457,489,113      288,120,490
                                                         ------------------------------------------------

Net income (loss) before provision for income taxes         10,698,344      (80,082,882)     (30,744,182)

Provision for income taxes                                   5,540,231            2,139              924
                                                         ------------------------------------------------

Net income (loss)                                        $   5,158,113    $ (80,085,021)   $ (30,745,106)
                                                         ================================================


Net income (loss) per common share                       $        0.05    $       (9.18)   $      (14.64)
                                                         ================================================

Net income (loss) per common share - assuming dilution   $        --      $       (9.18)   $      (14.64)
                                                         =================================================


 See notes to consolidated financial statements.

                           FOHP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           COMMON STOCK                                                  TOTAL
                                                   -----------------------------      ADDITIONAL                      SHAREHOLDERS'
                                                                           PAR          PAID-IN       ACCUMULATED        EQUITY
                                                       SHARES             VALUE         CAPITAL         DEFICIT       (DEFICIENCY)
                                                   --------------------------------------------------------------------------------
Balance at January 1, 1996                            2,100,173    $      21,002    $  30,648,489    $ (25,790,452)   $   4,879,039
  Net loss                                                                                             (30,745,106)     (30,745,106)
                                                   --------------------------------------------------------------------------------
Balance at December 31, 1996                          2,100,173           21,002       30,648,489      (56,535,558)     (25,866,067)
  Redemption of FOHP, Inc. Common Stock-NJ              (13,334)            (133)             133                                --
  Conversion of outstanding shares of FOHP, Inc.
    Common Stock-NJ to Common Stock:
      FOHP, Inc. Common Stock-NJ                     (2,086,839)         (20,869)                                           (20,869)
      Issued Common Stock (at $.01 per
         share)                                       2,086,839           20,869                                             20,869
      Issued Common Stock (April 30, 1997
          at $10.12 per share)                          168,109            1,681        1,699,440                         1,701,121
      Issued Common Stock (December 1,
          1997 at $10.12 per share)                   4,941,049           49,410       49,950,590                        50,000,000
      Issued Common Stock (December 8,
          1997 at $.20 per share)                    92,804,003          928,040       18,024,890                        18,952,930
      Goodwill                                                                        107,730,254                       107,730,254
  Net loss                                                                                             (80,085,021)     (80,085,021)
                                                   --------------------------------------------------------------------------------
Balance at December 31, 1997                        100,000,000        1,000,000      208,053,796     (136,620,579)      72,433,217
  Redemption of Common Stock                             (3,000)             (30)          (1,050)                           (1,080)
  Capital contribution from Foundation Health
       Systems, Inc.                                                                   29,897,801                        29,897,801
  Issued Common Stock (December 31,
       1998 at $.003 per share)                     399,003,000           11,971        1,185,211                         1,197,182
  Net income                                                                                             5,158,113        5,158,113
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1998                        499,000,000    $   1,011,941    $ 239,135,758    $(131,462,466)   $ 108,685,233
                                                  =================================================================================


See notes to consolidated financial statements.

                             FOHP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        YEAR ENDED DECEMBER 31
                                                                1998           1997             1996
                                                          -------------------------------------------------
Cash Flows from operating activities
Net income (loss)                                         $   5,158,113    $ (80,085,021)   $ (30,745,106)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:

   Depreciation and amortization                              4,224,987        1,404,192          879,306
   Loss on disposal of fixed assets                             434,689           80,966               --
   Write-off of deferred issuance costs                              --        1,132,656               --
   Interest cost converted to debt                            2,147,737        1,247,337               --
   Tax settlements with Foundation Health Systems, Inc.       8,799,141               --               --
   Changes in operating assets and liabilities:

      Accounts receivable from owners/providers               5,958,286       (2,890,016)      (1,865,379)
      Other accounts receivable                              (1,787,511)         535,554         (414,248)
      Due from Integrated Pharmacy Services, Inc.            (3,540,608)              --               --
      Prepaids and other current assets                         122,475        1,268,812       (1,369,609)
      Restricted cash                                       (44,008,739)     (12,581,233)         (64,648)
      Deferred tax asset                                     (3,942,798)              --               --
      Other assets                                               73,745          235,417         (368,448)
      Medical claims payable to owners/providers             (2,201,299)       6,532,707        5,417,849
      Other medical claims payable                          (20,365,174)       7,244,247       36,767,869
      Accounts payable and accrued expenses                  (8,522,770)      13,088,045          872,013
      Due to Foundation Health Systems, Inc.                    903,384          543,075               --
      Due to other affiliates                                  (579,727)       1,192,716               --
      Unearned premium revenue                               (6,760,747)       3,366,996        4,257,570
      Other current liabilities                                  (8,054)      (1,202,462)         320,189
                                                          -------------------------------------------------
Net cash (used in) provided by operating activities         (63,894,870)     (58,886,012)      13,687,358
                                                          -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                         (1,216,514)      (1,799,093)        (904,733)
Proceeds from sale of furniture and equipment                        --           27,260               --
                                                          -------------------------------------------------
Net cash used in investing activities                        (1,216,514)      (1,771,833)        (904,733)
                                                          -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred issuance costs                                              --       (1,441,465)              --
Capital contribution from parent                             29,897,801               --               --
Issuance of convertible debentures                                 --         80,701,120               --
Issuance of subordinated debentures                                --         24,000,000               --
Redemption of common stock                                       (1,080)              --               --
                                                          -------------------------------------------------
Net cash provided by financing activities                    29,896,721      103,259,655               --
                                                          -------------------------------------------------

Increase (decrease) in cash and cash equivalents            (35,214,663)      42,601,810       12,782,625
Cash and cash equivalents at beginning of period             79,266,721       36,664,911       23,882,286
                                                          =================================================
Cash and cash equivalents at end of period                   44,052,058       79,266,721       36,664,911
                                                          =================================================

SUPPLEMENTAL INFORMATION:
-------------------------

Cash paid for interest                                    $     536,191    $      48,319    $       7,488
                                                          =================================================

Conversion of debentures into common stock                $   1,197,182    $  70,654,051    $          --
                                                          =================================================

See notes to consolidated financial statements.

                           FOHP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.  GENERAL

FOHP, Inc. (the "Company" or "FOHP") serves as the holding company for its wholly-owned subsidiaries. The Company's principal operating subsidiary is First Option Health Plan of New Jersey, Inc. ("FOHP-NJ") during 1998. FOHP-NJ, a New Jersey corporation formed in May 1993, received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Company are First Option Health Plan of Pennsylvania, Inc., a Pennsylvania corporation, First Option Health Plan of Maryland, Inc. ("FOHP-MD"), a Maryland corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995. These other subsidiaries are not active. Since January 1, 1998, First Option Health Plan of New York, Inc., First Option Health Plan of Delaware, Inc. and First Option Dental, Inc., former inactive subsidiaries of the Company, have been dissolved.

The Company is a New Jersey corporation that was formed in May 1994. The Company was formed to effect the reorganization of FOHP-NJ into a holding company structure (the "Reorganization"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of FOHP-NJ's outstanding common stock for shares of the Company's Common Stock-NJ. In connection with the Reorganization, FOHP-NJ distributed, as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Company. Pursuant to the Reorganization, FOHP-NJ and FMCO became wholly-owned subsidiaries of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional HMOs in states other than New Jersey. In December 1996, the Company sold all of the outstanding common stock of FMCO.

Health care providers investing in the Company are required to enter into provider agreements (the "Provider Agreements") with the Company. The Provider Agreements have an initial term of one year and are renewable annually. Such agreements with acute care institutions and certain other health care providers may be terminated by either party upon 90 days written notice; agreements with physicians may be terminated by either party upon 60 days written notice. The Provider Agreements may also be terminated for breaches specified therein. The Provider Agreements, among other things, establish covered services, billing and payment procedures, and reimbursement methods.

Effective December 8, 1997, through the conversion of debentures (the "Convertible Debentures") into shares of the Company's Common Stock ("Common Stock"), the Company became a 98% owned subsidiary of Foundation Health Systems, Inc. ("FHS"), a Delaware corporation (Note 2). On December 31, 1998, FHS converted additional Convertible Debentures into shares of Common Stock, which increased its ownership interest to 99.6%.

On January 1, 1999, Physicians Health Services of New Jersey, Inc. ("PHS-NJ"), a New Jersey corporation which operated as an HMO in the State of New Jersey, merged with and into FOHP-NJ pursuant to an Agreement and Plan of Merger dated October 26, 1998. In connection with the merger, FOHP-NJ changed its name to Physicians Health Services of New Jersey, Inc. The purpose of the merger was to consolidate the operations of FOHP-NJ and PHS-NJ, both FHS controlled HMOs in the State of New Jersey, into one corporation. This merger will be accounted for as a pooling of interest of entities under common control.

Selected financial information for PHS-NJ as of and for the year ended December 31, 1998 is as follows:

                  Revenue                        $ 55,512,000
                  Net (Loss)                     $(13,074,000)

                  Total Assets                    $45,550,000
                  Total Liabilities               $42,414,000
                  Shareholders' Equity             $3,136,000

Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated November 16, 1998, FHS will acquire the remaining 0.4% outstanding ownership interest in the Company from the provider shareholders of FOHP. In connection with the Merger Agreement, a provider shareholder of FOHP will receive for his, her or its shares of Common Stock either the value of such shares at December 31, 1998 as determined by one or more independent appraisers or payment rights (one payment rate per share). Such payment rights would entitle provider shareholders to receive a payment of not less than $15 per share on or about July 1, 2001, provided that certain conditions are either satisfied or waived. The Merger Agreement is subject to several conditions, including shareholder and regulatory approval.

The Company is dependent upon FHS to provide sufficient capital to meet its operating and statutory financial requirements. It is the intention of FHS to provide such funds, as needed.

The Company generated net income of $5,158,113 in 1998 and had an accumulated deficit of $131,462,466 at December 31, 1998. In order for the Company's principal operating subsidiary, FOHP-NJ (See Note 7), to meet statutory net worth requirements set forth in its COA granted by the New Jersey Department of Banking and Insurance (the "DOI") and the New Jersey Department of Health and Senior Services (the "DOH") (the DOI and DOH are collectively referred to herein as the "Departments"), the Company must generate sufficient operating profits and/or obtain one or more capital contributions from FHS.

In connection with FOHP-NJ's plan to remedy its statutory net worth deficiency at December 31, 1995 (See Note 7) and a corresponding plan of action submitted to the Departments, the Board of Directors of the Company approved an investment by FHS of approximately $51.7 million into the Company effective April 30, 1997. FHS invested $51,701,121 into the Company through the purchase of a Convertible Debenture (the "Initial Convertible Debenture") convertible into 71% of the Company's outstanding equity, on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, which occurred on April 30, 1997, FHS converted $1,701,121 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Company's Common Stock. On December 1, 1997, FHS converted the remaining $50,000,000 of principal into 4,941,049 shares of the Company's Common Stock. On December 8, 1997, due to the continued operating losses of FOHP-NJ in 1997, FHS invested an additional $29,897,801 into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted $18,952,930 of the principal amount thereof into 92,804,003 shares of the Company's Common Stock, increasing FHS's ownership interest in the Company to approximately 98%.

On December 31, 1998, FHS converted $1,197,182 of principal of the New Convertible Debenture into 399,003,000 shares of the Company's Common Stock. After this conversion, 499,000,000 shares of the Company's Common Stock were outstanding, with FHS owning 496,916,161 of such shares or 99.6% of the fully-diluted equity of the Company. The price per share paid by FHS upon conversion of the Convertible Debentures was calculated in accordance with the Amended and Restated Securities Purchase Agreement (the "Amended Securities Purchase Agreement") entered into by FHS, the Company and FOHP-NJ in connection with the sale of the Initial Convertible Debenture. The Convertible Debentures accrue interest at a variable rate adjusted on a calendar quarterly basis. Such interest is due and payable within ten days after the end of each calendar quarter. Any such interest not paid when due and payable is considered defaulted interest and shall be added to the principal amount of the Convertible Debentures. At December 31, 1998, $3,395,074 of defaulted interest is included in the principal amount of the Convertible Debentures.

In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totaling $107,730,254 was recorded to reflect the excess of FHS' purchase price over the estimated fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. The goodwill is being amortized on a straight-line basis over 40 years. Amortization for the year ended December 31, 1998, totaling $2,693,256, has been reflected in the accompanying statement of operations. As a result of the utilization in 1998 of certain of the Company's preacquisition net deferred tax assets by FHS, the Company reduced goodwill by $8,799,141. In the event that the deferred tax assets related to the net operating loss carryforwards are used by FHS, the future tax benefits will be allocated to reduce goodwill. The Company evaluates the recoverability of goodwill from expected future cash flows. Impairments would be recognized in operating results if a permanent diminution in value were to occur.

In December 1997, FHS contributed an additional $24,000,000 to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for additional subordinated debentures (the "Subordinated Debentures") which are not convertible into the Company's Common Stock, but otherwise have substantially the same terms as the Convertible Debentures. Further, FHS contributed $29,897,801 to FOHP as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The following is a summary of significant accounting policies of the Company:

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

RESTRICTED CASH

At December 31, 1998, FOHP-NJ maintained $56,448,778 on deposit with the New Jersey Department of Banking and Insurance (the "DOI"), as required, to meet its "Minimum Insolvency Deposit for Healthcare Expenditures" under current insurance regulations. In addition, FOHP-NJ is required to maintain a $1,200,000 cash reserve with the Health Care Financing Administration ("HCFA") for its federal programs. As of December 31,1998, FOHP-NJ had $1,406,643 on deposit for its federal programs.

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

 Certain premium revenue is earned under a contract between FOHP-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services ("NJDHS-DMAHS"). The contract with NJDHS-DMAHS is renewable annually. The contract can be suspended (by NJDHS-DMAHS) or terminated (by either party) upon the occurrence of certain events. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ health plans. Members may disenroll at any time other than months 2 through 6 of membership and eligibility is determined by NJDHS-DMAHS. Certain premium revenue is earned under a contract between FOHP-NJ and HCFA for services provided to Medicare eligible recipients. The contract with HCFA had an initial term of 12 months and may be renewed for successive one-year terms. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in FOHP-NJ health plans.

OTHER REVENUE

Other revenue consists principally of fees for administrative service only contracts, which are recognized as income as services are rendered.

MEDICAL AND HOSPITAL SERVICES

Medical and hospital services costs are accrued in the period the services are provided to enrollees, based in part on estimates for hospital and other health care services which have been incurred but not reported ("IBNR"). Such estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, the resulting differences are reflected in the current period of operations.

FOHP-NJ's arrangements for commercial products with hospitals are primarily on a per diem reimbursement basis and with physicians on a discounted fee for service basis. Under the NJDHS-DMAHS for Medicaid, providers are reimbursed for health care services provided to Medicaid eligible members on a per member, per month capitation basis for primary care services, fee for service basis for specialty services and per diem arrangement for inpatient services.

FOHP-NJ also contracts with another party for the arrangement of mental health services provided to enrollees in its health care plans. FOHP-NJ pays for such services on a capitated basis. If the costs of such services are less than the capitation payments, the amount of any savings is shared equally by FOHP-NJ and the servicer. If costs are greater than the capitation payments, any shortfall must be funded equally by FOHP-NJ and the servicer.

Also included in medical claims payable for the year 1997 is a premium deficiency accrual related to FOHP-NJ's Medicare product.

INCOME TAXES

The Company's operations are included in FHS' consolidated federal and state income tax returns. Under FHS' tax allocation method, a tax provision or tax benefit is allocated to the Company based upon a calculation of the Company's income taxes as if it filed separate income tax returns, however, benefits are not allocated to the Company if such benefits can't be used by FHS. Deferred taxes are provided for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets or liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

PER SHARE DATA

Per share data considered in net income (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during the related period (101,000,000 in 1998, 8,724,000 in 1997 and 2,100,000 in 1996).

For net income (loss) per common share - assuming dilution for 1998, net income in the accompanying consolidated statements of operations was increased by the interest expense (after tax effect impact considering a 41% tax rate) related to Convertible Debentures (See Note 1) for an adjusted "numerator" of $6,474,000.

The weighted average number of shares for all classes of Common Stock outstanding during 1998 of 101,000,000 was increased for the following:

     (i) If the December 31, 1998 conversion of Convertible Debentures into 399,003,000 shares of Common Stock had occurred on January 1, 1998, the weighted average shares would have been approximately 400,000,000.

     (ii) If the remaining Convertible Debentures of $11,131,386 were converted into common shares at .003 per share (the conversion rate applied at December 31, 1998 for the above-mentioned 399,003,000 shares) on January 1, 1998, an additional 3,712,129,000 of common shares would be considered for dilutive purposes.

The adjusted weighted average shares or the "denominator" for purposes of calculating net income (loss) per common share - assuming dilution was 4,112,129,000. Consequently, net income (loss) per common share - assuming dilution for 1998 was .0016. For 1997 and 1996, net income (loss) per common share - assuming dilution is equal to net income (loss) per common share as based on the net loss for such periods, conversion of Convertible Debentures as performed above would be antidilutive (decrease the loss per share).

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material, if any, impact on the Company's consolidated financial statements.

RECLASSIFICATION

Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the current year presentation.

3.  ACCOUNTS RECEIVABLE

The following is the activity of the allowances for doubtful accounts and retroactive terminations:

                                            ACCOUNTS
                                           RECEIVABLE
                                              FROM              OTHER
                                             OWNERS/           ACCOUNTS
                                            PROVIDERS         RECEIVABLE
                                          ------------------------------
Balance, January 1, 1996                   $        --       $   676,215
  Provision for bad debts                           --           431,849
  Provision for retroactive terminations     1,600,000           349,579
  Write-offs                                        --        (1,357,643)
                                          ------------------------------
Balance, December 31, 1996                   1,600,000           100,000
  Provision for bad debts                       32,316           475,775
  Provision for retroactive terminations            --         2,283,905
  Write-offs                                  (709,962)         (352,061)
                                          ------------------------------
Balance, December 31, 1997                     922,354         2,507,619
  Provision for bad debts                      794,838         1,098,379
  Reduction in retroactive terminations             --        (1,730,905)
  Write-offs                                  (170,576)       (1,212,257)
                                          ------------------------------
Balance, December 31, 1998                 $ 1,546,616       $   662,836
                                          ==============================

4.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                               1998              1997
                                          ------------------------------
Leasehold Improvements                     $   237,062       $   247,640
Furniture and fixtures                         719,744           767,401
Equipment                                    3,526,249         3,740,779
Automobiles                                     33,836            74,096
                                          ------------------------------
                                             4,516,891         4,829,916

Less accumulated depreciation               (2,786,755)       (2,349,874)
                                          ------------------------------
                                           $ 1,730,136        $2,480,042
                                          ==============================

Depreciation expense was $1,531,731,  $1,095,383 and $879,306 for 1998, 1997 and
1996, respectively.

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

The Convertible Debentures and Subordinated Debentures are due December 31, 2002 and accrue interest at a rate determined quarterly based on the rate charged to FHS under its credit facility (6.19% and 5.98% as of December 31, 1998 and 1997, respectively). Interest is due and payable within ten days after the end of each quarter, subject to the terms noted above.

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

The Certificate of Incorporation and By-Laws of the Company include significant restrictions on the issuance and transfer of shares of Common Stock. The Certificate of Incorporation of the Company provides that only FHS and health care providers who enter into and maintain a provider agreement with an HMO subsidiary of the Company may purchase Common Stock. Acute care institutions that enter into a provider agreement with an HMO subsidiary of the Company may purchase shares of Common Stock directly or through an affiliate.

The Company may, but is not obligated to, repurchase shares of Common Stock from any shareholder whose provider agreement terminates for any reason or upon the occurrence of certain events, as described in the Company's Certificate of Incorporation. The determination of the repurchase price of the shares is also described in the Company's Certificate of Incorporation. In October 1998, the Company repurchased 3,000 shares at a cost of $.36 per share from a physician who left the provider network. In March 1997, the Company redeemed 13,334 shares of Common Stock-NJ at no cost from a New Jersey acute care institution which had not complied with the enrollment provision of the Company's Certificate of Incorporation applicable to it.

7.  STATUTORY NET WORTH AND DIVIDEND RESTRICTIONS

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

As part of the plan of action, on April 30, 1997, the Company sold the Initial Convertible Debenture to FHS in the principal amount of $51,701,121. The principal amount of the Initial Convertible Debenture was converted by FHS, into 71% of FOHP's capital stock on a fully-diluted basis.

To facilitate the sale of the Initial Convertible Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by FOHP-NJ in April 1996, subject to the Department's right to require FOHP-NJ to submit a new plan of action if FOHP-NJ failed to increase its net worth to 100% of the minimum statutory net worth requirement, provided that FHS guaranteed, in form satisfactory to the Commissioner of the DOI, that FOHP-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to FOHP-NJ. In December 1997, the Departments further agreed to permit FOHP-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain certain benchmarks each quarter during 1998.

In December 1997, FHS contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to FOHP-NJ in return for the New Convertible Debenture. Further, FHS contributed $29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998. At December 31, 1998, FOHP-NJ was approximately $17,515,000 above 100% of the minimum statutory net worth requirement.

In addition to the minimum statutory net worth requirements, FOHP-NJ may not pay dividends to its parent without prior approval of the Commissioner of the DOI.

8.  INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

                                1998                1997            1996
Current:
   Federal                   $ 6,750,865          $    --           $  --
   State                       1,808,006            2,139             924
                           -----------------------------------------------
Total current                  8,558,871            2,139             924
                           -----------------------------------------------

Deferred:
   Federal                    (2,431,248)              --              --
   State                        (587,392)              --              --
                           -----------------------------------------------
Total Deferred                (3,018,640)              --              --
                           -----------------------------------------------
Total provision for
                           ===============================================
   income taxes              $ 5,540,231          $ 2,139           $ 924
                           ===============================================

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows for the years ended December 31:


                                          1998          1997          1996
Statutory federal income tax rate             35%          35%          35%
State income taxes, net of federal
   income tax effect                           7%           6%           6%
Goodwill amortization                          9%          --           --
Other permanent differences                    1%          --           --
                                       ------------------------------------
Effective income tax rate                     52%          41%          41%
                                              --          (41)%        (41)%
                                       ------------------------------------
Valuation allowance
Effective income tax rate                     52%          --          --
                                       ====================================

Significant components (approximated) of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                                      1998                1997
 Capitalization of start-up costs and organization costs           $   231,000        $   603,000
 Net operating loss carryforwards                                   45,060,000         42,990,000
 Reserve discounting                                                   875,000            877,000
 Allowance for doubtful accounts and retroactive terminations          903,000          1,200,000
 Other                                                               1,289,000          2,287,000
 Restructuring costs                                                   645,000          3,832,000
                                                                -----------------------------------

 Total deferred tax assets                                          49,003,000         51,789,000

 Valuation allowance for deferred tax assets                       (45,060,000)       (51,789,000)
                                                                -----------------------------------
  Net deferred tax assets                                           $ 3,943,000        $        --
                                                                ===================================



As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $110 million which may be subject to carryover limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). A valuation allowance has been provided to account for the potential limitations associated with utilization of net operating loss carryforwards as well as the uncertainty of the realization of the deferred tax asset since the realization of such asset is dependent on future operating profits of the Company. The net operating loss carryforwards expire between 2008 and 2012.

The valuation allowance decreased by approximately 6.7 million in 1998 while such allowance increased by approximately 31.7 million in 1997. In the event that the deferred tax assets related to the net operating loss carryforward are utilized, the future tax benefits realized by FHS will be allocated to reduce goodwill.

9.  DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution 401(k) plan covering substantially all of its employees. Employees may contribute to the plans after completing certain service requirements. The Company matches 50% of employee contributions not to exceed (i) limits established under Section 415 of the Code or (ii) the lesser of 25% of compensation or $30,000. Total plan expense for 1998, 1997 and 1996 amounted to $359,000, $403,000 and $406,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office space under noncancelable lease arrangements. The leases are for terms of 5 years and generally provide for renewal options of up to 5 additional years. Total rent expense for 1998, 1997 and 1996 was approximately $1,400,000, $1,403,000 and $1,796,000, respectively.

The following is a schedule of minimum future payments on long-term operating leases at December 31, 1998:

         1999                    $714,780
         2000                     199,995
         2001                      19,669
         2002                       1,186
                                 --------
                                 $935,630
                                 ========

MEDICARE CONSULTING AGREEMENT

In January 1995, FOHP-NJ entered into an agreement with an unrelated company to assist FOHP-NJ in obtaining approval from the HCFA to offer health care products to Medicare beneficiaries in New Jersey. Such approval was obtained in December 1995. Fees paid by FOHP-NJ, including specified bonus payments, under the agreement totaled $1,012,604 and $1,621,186 in 1997 and 1996, respectively. No payments were made in 1998 pending a negotiation of a termination of the agreement. In addition, a variable percentage (.5% to 1%) of any Medicare revenue generated by FOHP-NJ for a total of eight years after FOHP-NJ entered into a Medicare Risk Contract with HCFA would be payable to the consulting company. The minimum payment for each year, pursuant to such variable percentage, was $1,000,000 and the maximum for any such payment was $3,500,000. In connection with the sale of Convertible Debentures (see Note 2), the Company agreed under the terms of the Amended Securities Purchase Agreement with FHS to negotiate termination of its agreement with the company.

 In 1998, a settlement agreement was reached between the two companies whereby FOHP-NJ paid $6 million (which was accrued in 1997) for a final settlement of payments due to the company for revenue generated by FOHP-NJ under the Medicare Risk Contract (See Note 12). Additionally, and separate from the aforementioned $6 million settlement, the consulting company reimbursed FOHP-NJ $2.5 million related to the significant losses incurred by FOHP-NJ under the Medicare Risk Contract. Such reimbursement was recorded as a decrease to medical service costs in the accompanying consolidated statements of operations during 1998.

REINSURANCE ARRANGEMENTS

The Company has entered into a reinsurance contract to limit its losses on individual claims. The reinsurance contract for 1998 provides for reimbursement of eligible hospital claims per enrollee which exceed $175,000 for all enrollees within a calendar year up to a maximum reimbursement per enrollee of $1,000,000 per calendar year and $2,000,000 per lifetime. The reinsurance contracts for 1997 and 1996 were consistent with the 1998 contract, except that the contracts provided for reimbursement of eligible hospital claims which exceed $150,000 and $75,000 for all enrollees for 1997 and 1996, respectively. Additionally for 1996, the contract provided for reimbursement of eligible hospital claims which exceed $100,000 for Medicare enrollees. Per diem arrangements with hospitals are also subject to maximum limits dependent upon length of stay, and claims per enrollee which exceed certain deductibles are subject to coinsurance provisions.

Reinsurance expense, net of recoveries, was approximately $1,538,000, $4,294,000 and $55,000 for 1998, 1997 and 1996, respectively.

LITIGATION

The Company is involved in litigation matters involving certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company's financial statements.

STATUTORY NET WORTH

Financial statements issued in accordance with statutory accounting practices differ from financial statements issued in accordance with generally accepted accounting principles (GAAP). Statutory financial statements exclude certain items included in GAAP financial statements. These "non-admitted" items include certain assets such as accounts receivable greater than 90 days past due, prepaid expenses, equipment other than certain computer equipment, organization costs, certain loans and other receivables, supplies and other items.

FOHP-NJ, pursuant to its COA to operate an HMO in New Jersey, is required to maintain a minimum statutory net worth. The minimum statutory net worth requirement at December 31, 1998 and 1997 amounted to $16,570,000 and $23,694,000, respectively. In addition, under the terms of its COA, if net worth is less than 125% of the required minimum, FOHP-NJ was required to submit a plan of action to the DOI. In the first quarter of 1996, FOHP-NJ learned that its net worth was less than 125% of the required minimum and, as a result, obtained approval of a plan of action to address such shortfall from the Departments. The plan of action required FOHP-NJ to have a positive statutory net worth for the year ended December 31, 1997 and a statutory net worth of 100% of the required minimum by December 31, 1998. FOHP-NJ's statutory net worth at December 31, 1998 and 1997, respectively, were as follows:

                               1998                                        1997
                   GAAP     ELIMINATIONS    STATUTORY        GAAP       ELIMINATIONS     STATUTORY
            -----------------------------------------------------------------------------------------

Assets       $117,553,168     $2,958,452   $114,594,716     $108,142,744    $3,463,563   $104,679,181
Liabilities    80,508,863         --         80,508,863      104,252,789       --         104,252,789
            -----------------------------------------------------------------------------------------
Net equity   $ 37,044,305     $2,958,452   $ 34,085,853     $  3,889,955    $3,463,563   $    426,392
            =========================================================================================


11.  RELATED PARTY TRANSACTIONS

Pursuant to an administrative management agreement entered into by FHS and FOHP in connection with the closing of the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS a monthly management fee which is currently based on allocated corporate charges. For the years ended December 31, 1998 and 1997, FHS charged $2,543,000 and $7,502,899, respectively, to FOHP which is included as management fees in the accompanying statements of operations.

The amount due to FHS at December 31, 1998, represents management fees payable and interest payable related to the Convertible Debentures (which haven't been converted to principal at December 31, 1998) and Subordinated Debentures. Amounts due to other affiliates, which are wholly owned by FHS, represent cost allocations for administrative services. The balances due from Integrated Pharmacy Services, Inc. ("IPS") represents amounts due for payments made by the Company, on behalf of IPS, for pharmacy services.

12.  RESTRUCTURING COSTS

Pursuant to the Amended Securities Purchase Agreement with FHS, the Company recorded the impact of a restructuring plan designed to increase overall profitability of FOHP-NJ by scaling back certain product lines that have not met profitability expectations. Restructuring costs of approximately $12.8 million were recorded in 1997 and represented estimated contract settlements, provisions for lease termination costs, employee termination benefits, write-down of the related assets and other miscellaneous items. Included in total restructuring costs was approximately $2.6 million related to employee termination benefits for approximately 140 employees from various departments of the Company. In addition, $6 million related to an anticipated settlement of a Medicare consulting contract with a non-related company and $2 million related to the anticipated termination of a mental health contract were included in restructuring costs at December 31, 1997. As of December 31, 1997, approximately $116,000 of employee termination benefits were paid and six employees were terminated.

During 1998, the following activity occurred related to restructuring charges resulting in a current year decrease of approximately $11,132,000 and an ending restructuring accrual balance of approximately $1,577,000. The ending restructuring accrual is solely related to employee termination benefits which management believes will be fully paid by the third quarter of fiscal year 1999. Such accrual is included in accrued expenses in the accompanying consolidated balance sheets:

     (i) $6 million of settlement costs related to a terminated Medicare consulting contract was paid during 1998;

     (ii) Approximately $978,000 of employee termination benefits were paid as of December 31, 1998, including approximately $116,000 paid during 1997;

    (iii)   Approximately $100,000 of payments made for a lease buyout;

     (iv)   Asset   write-offs,   disposals  and  other   non-cash   charges  of
            approximately $1.92 million; and

     (v) 1998 reduction of the restructuring accrual of $2.25 million, which is recorded in the accompanying statements of operations, as a result of management's re-evaluation of estimated restructuring costs. Of the $2.25 reduction, $2 million is related to the continuation of a mental health contract during 1998 that was originally expected to be terminated as part of the overall restructuring plan.

No additions were recorded to the restructuring accrual during 1998.

13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments, including cash and cash equivalents, restricted cash, and the debentures (convertible and subordinated) approximate their carrying value at December 31, 1998 and 1997.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------




                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                            -------------------------




                                   FOHP, INC.

                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)





                            -------------------------




================================================================================

                                   FOHP, INC.

                                  EXHIBIT INDEX


         EXHIBIT NO.
         ----------

         b         2.1         Agreement  of Merger  and Plan of  Reorganization
                               dated April 12, 1995 among the Registrant,  First
                               Option   Health   Plan   of  New   Jersey,   Inc.
                               ("FOHP-NJ"),  a  wholly-owned  subsidiary  of the
                               Registrant,   and  FOHP  Transition   Company,  a
                               wholly-owned subsidiary of the Registrant.

                   2.2 Agreement and Plan of Merger dated as of October 26, 1998 between FOHP-NJ and Physicians Health Services of New Jersey, Inc. and the following exhibits thereto: Exhibit A - Amended and Restated Certificate of Incorporation of Physicians Health Services of New Jersey, Inc. (formerly First Option Health Plan of New Jersey, Inc.); Exhibit B - By-Laws of Physicians Health Services of New Jersey, Inc.; Exhibit C - Directors of Physicians Health Services of New Jersey, Inc.; and Exhibit D - Officers of Physicians Health Services of New Jersey, Inc.

         j         2.3         Agreement and Plan of Merger dated as of November
                               16, 1998 by and among Foundation  Health Systems,
                               Inc.  ("FHS"),  FHS  Transition  Company  and the
                               Registrant  and the following  exhibits  thereto:
                               Exhibit A - Amended and Restated  Certificate  of
                               Incorporation  of  the  Registrant;  Exhibit  B -
                               By-laws of the Registrant;  Exhibit F-1 - Form of
                               Payment  Right - Hospital  Shareholders;  Exhibit
                               F-2  -  Form  of  Payment  Right  -  Non-Hospital
                               Shareholders;   and  Exhibit  G  -   Contribution
                               Agreement. Upon the request of the Securities and
                               Exchange  Commission  (the   "Commission"),   the
                               Registrant  agrees to furnish a copy of Exhibit C
                               - Directors of Surviving Corporation, Exhibit D -
                               Officers of Surviving Corporation and Exhibit E -
                               Section  6.4 of the Amended  Securities  Purchase
                               Agreement.

         f         3.1         Amended and Restated Certificate of Incorporation
                               of the Registrant, as filed with the Secretary of State of the State of New Jersey on April 17,
                               1997.

                   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Department of Treasury, Division of Revenue of the State of New Jersey on October 6, 1998.

         ff        3.3         By-laws of Registrant, as amended.

         fff       4.1         Specimen  certificate  representing  Registrant's
                               Common Stock.

         i         4.2         Convertible  Subordinated  Surplus  Debentures in
                               the  aggregate  principal  amount of  $29,000,000
                               issued by the Registrant to FHS on December 8, 1997.

         i         4.3         Subordinated  Surplus Debentures in the aggregate
                               principal amount of $24,000,000 issued by the Registrant to FHS on December 31, 1997.

  (*)    i         10.1        Employment  Agreement  dated May 6, 1997  between
                               FHS and Roger W. Birnbaum.

  (*)    i         10.2        Employment Agreement dated July 1, 1997 among the
                               Registrant, FHS and Joseph Singer, M.D.

  (*)    i         10.3        Employment   Agreement  dated  February  8,  1998
                               between FHS and Marc M. Stein.

  (*)              10.3.1      Addendum to Employment  Agreement between FHS and
                               Marc M. Stein dated October 14, 1998.

  (*)              10.4        Employment Agreement dated June 10, 1998  between
                               Thomas W. Wilfong  and Physicians Heath Services,
                               Inc., a subsidiary of FHS.

         a         10.7        Lease  Agreement  dated September 1, 1994 between
                               Theodore G. Sourlis and Elaine Sourlis, husband and wife, and FOHP-NJ, and an undated addendum thereto.

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

         e         10.45.1     Amended   and   Restated    Securities   Purchase
                               Agreement  dated  February  10,  1997  among  the
                               Registrant,    FOHP-NJ    and   Health    Systems
                               International,  Inc. (the predecessor to FHS) and
                               the following exhibits thereto:  Exhibit A - Form
                               of Debentures;  Exhibit B-1 - Form of Amended and
                               Restated  Certificate  of  Incorporation  of  the
                               Registrant;  Exhibit B-2 - Form of By-laws of the
                               Registrant;  Exhibit  B-3 - Form of  Amended  and
                               Restated Certificate of Incorporation of FOHP-NJ;
                               Exhibit B-4 - Form of By-laws of FOHP-NJ; Exhibit
                               D-1 - Form  of  General  Administrative  Services
                               Management  Agreement;  and Exhibit D-2 - Form of
                               Management   Information   Systems   and   Claims
                               Processing Services  Agreement.  Upon the request
                               of  the  Commission,  the  Registrant  agrees  to
                               furnish a copy of Exhibit C-1 - Form of Exclusive
                               Plan Hospital Provider  Agreement,  Exhibit C-2 -
                               Forms of  Non-Exclusive  Plan  Hospital  Provider
                               Agreements,   Exhibit  E  -  Form  of   Investors
                               Agreement, Exhibit F - Form of Opinion of Outside
                               Counsel of  Registrant  and FOHP-NJ,  Exhibit G -
                               Form of  Officer's  Certificate  and  Exhibit H -
                               Form of  Opinion  of  Outside  Counsel  of Health
                               Systems  International,  Inc., and Schedules 2.1A
                               through   2.25  as  follows:   Schedule   2.1A  -
                               Subsidiaries;  Schedule  2.1B  -  Good  Standing;
                               Schedule 2.3 - Rights of First Refusal;  Schedule
                               2.4(a)   -  SEC   Reports;   Schedule   2.4(b)  -
                               Unreported Liabilities and Obligations;  Schedule
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
                               Restated Securities Purchase Agreement referenced in Exhibit 10.45.1.

         g         10.46       General   Administrative    Services   Management
                               Agreement dated April 30, 1997 between FHS and the Registrant.

         h         10.47       Management   Information   Systems   and   Claims
                               Processing  Services  Agreement  dated  April 30,
                               1997 between FHS and the Registrant.

                   21.         Subsidiaries of the Registrant.

         k         27.         Financial  Data Schedule for Year ended  December
                               31, 1998.

---------------------------------

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

         i Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         j Incorporated by reference to Appendices A, B, C, D-1, D-2 and E of the Registrant's preliminary Proxy Statement filed with the Commission on February 4, 1999 in connection with the proposed merger of FHS Transition Company with and into the Registrant.

         k The Financial Data Schedule is submitted in electronic format only.