Form 10-Q
period 1999-03-31
FOHP INC
filed 1999-05-24
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1999
                                      ------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number:        0-25944
                               -------------------------------------------------

                                   FOHP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                   22-3314813
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3501 STATE HIGHWAY 66, NEPTUNE, NEW JERSEY                   07753
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (732) 918 - 6700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   [ X ]   No  [  ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
      Yes      [  ]      No     [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


499,000,000 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF MAY 21, 1999

                              INDEX                                     PAGE NO.

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets - March 31, 1999
  and December 31, 1998                                                     3

Condensed Consolidated Statements of Operations                             4
      For the period January 1, 1999 to March 31, 1999
      For the period January 1, 1998 to March 31, 1998

Condensed Consolidated Statements of Shareholders'
  (Deficiency) Equity                                                       5
      For the period January 1, 1998 to December 31, 1998
      For the period January 1, 1999 to March 31, 1999

Condensed Consolidated Statements of Cash Flows                             6
      For the period January 1, 1999 to March 31, 1999
      For the period January 1, 1998 to March 31, 1998

Notes to Condensed Consolidated Financial Statements                        7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.                                      14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     23


                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                               24

Signature Page                                                             25



                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                                                     FOHP, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31,           DECEMBER 31,
                                                                                                  1999                       1998
                                                                                              ------------------------------------
                                                                                               (unaudited)               (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  45,603,700         $  44,052,058
  Marketable securities, at cost                                                                   275,078                     -
  Accounts receivable from owners/providers, net of allowances for doubtful accounts
    and retroactive terminations of $1,524,149 in 1999 and $1,546,616 in 1998                   11,087,437             5,138,201
  Other accounts receivable, net of allowance for doubtful accounts and retroactive
    terminations of $653,206 in 1999 and $662,836 in 1998.                                       9,263,630             4,918,844
  Due from Integrated Pharmacy Services, Inc.                                                      763,042             3,540,608
  Prepaid and other current assets                                                                  69,435               513,073
                                                                                             -----------------------------------
Total current assets                                                                            67,062,322            58,162,784

  Restricted cash                                                                               66,421,741            57,855,421
  Furniture and equipment, net                                                                   4,724,642             1,730,136
  Goodwill, net of accumulated amortization of $3,366,570 in 1999 and $2,693,256 in 1998        95,564,543            96,237,857
  Deferred tax asset                                                                             5,575,739             3,942,798
  Other assets                                                                                     107,993               350,419
                                                                                             -----------------------------------
Total assets                                                                                 $ 239,456,980         $ 218,279,415
                                                                                             ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims payable to owners/providers                                                 $  11,873,171         $  18,106,942
  Other medical claims payable                                                                  58,751,110            42,249,530
  Accounts payable                                                                               3,624,985               215,855
  Accrued expenses, including restructuring accrual of approximately $1,207,753
      in 1999 and $1,577,000 in 1998                                                            12,458,607             9,512,535
  Due to Foundation Health Systems, Inc.                                                           738,959             1,446,459
  Due to other affiliates                                                                        1,597,032               612,989
  Unearned premium                                                                               2,568,012             1,204,911
                                                                                             -----------------------------------
Total current liabilities                                                                       91,611,876            73,349,221

  Convertible debentures payable to Foundation Health Systems, Inc.                             11,336,934            11,131,386
  Subordinated debentures payable to Foundation Health Systems, Inc.                            25,533,254            25,113,575
                                                                                             -----------------------------------
Total liabilities                                                                              128,482,064           109,594,182

Shareholders' equity:
  Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued or outstanding
  Common Stock, $.01 par value, 499,000,000 shares authorized,
     issued and outstanding                                                                      1,011,941             1,011,941
  Additional paid-in capital                                                                   268,150,758           239,135,758
  Valuation allowance for investments, net of tax                                                   41,275                     -
  Accumulated deficit                                                                         (158,229,058)         (131,462,466)
                                                                                             -------------         -------------
Total shareholders' equity                                                                     110,974,916           108,685,233
                                                                                             -------------         -------------
Total liabilities and shareholders' equity                                                   $ 239,456,980         $ 218,279,415
                                                                                             =============         =============



                             See accompanying notes

                     FOHP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        1999                    1998
                                                                    ------------------------------------
                                                                     (unaudited)             (unaudited)
REVENUE:
  Premiums from owners/providers                                    $ 24,906,154            $ 34,981,939
  Other premium revenue                                               61,500,728              54,891,193
  Other, principally administrative service fees                         351,975                 875,331
  Interest income                                                      1,450,989               1,232,062
                                                                    ------------------------------------
Total revenue                                                         88,209,846              91,980,525
                                                                    ------------------------------------


EXPENSES:
  Medical services to owners/providers                                14,555,350              25,493,241
  Other medical services                                              71,064,357              51,703,616
  Selling, general and administrative                                  1,292,206              14,706,604
  Management fee - Foundation Health Systems, Inc.                             -                 635,000
  Management fee - Physicians Health Services, Inc.                    7,925,779                       -
  Amortization of goodwill                                               673,314                 673,314
  Depreciation and other amortization                                    269,609                 363,399
  Interest - Foundation Health Systems, Inc.                             601,615                 515,598
  Other interest                                                          79,821                 109,151
                                                                    ------------------------------------
Total expenses                                                        96,462,051              94,199,923
                                                                    ------------------------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                            (8,252,205)             (2,219,398)

Benefit for income taxes                                              (3,431,555)             (1,329,713)
                                                                    ------------------------------------

NET LOSS                                                            $ (4,820,650)           $   (889,685)
                                                                    ====================================

NET LOSS PER COMMON SHARE                                           $      (0.01)           $      (0.01)
                                                                    ====================================


                             See accompanying notes

                           FOHP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY


                                                                                                               NET
                                                               COMMON STOCK                                 UNREALIZED     TOTAL
                                                         ----------------------- ADDITIONAL                   LOSS ON   SHAREHOLDERS
                                                                          PAR      PAID-IN      ACCUMULATED INVESTMENTS (DEFICIENCY)
                                                            SHARES       VALUE     CAPITAL       DEFICIT   (NET OF TAX)   EQUITY
                                                         ---------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                               100,000,000  $1,000,000 $208,053,796  ($136,620,579)          $ 72,433,217

Redemption of Common Stock                                    (3,000)        (30)      (1,050)                               (1,080)
Issued Common Stock (December 31, 1998 at
     $.003 per share)                                    399,003,000      11,971    1,185,211                             1,197,182
Net income for the period January 1, 1998 to
    December 31, 1998                                                                              5,158,113              5,158,113
Capital contributed by Foundation Health
    Systems, Inc.                                                                                 29,897,801             29,897,801
                                                         --------------------------------------------------------------------------
Balance at December 31, 1998 (audited)                   499,000,000   1,011,941  239,135,758   (131,462,466)           108,685,233

Increase in equity due to merger of Physicians
  Health Services of New Jersey, Inc. into First
  Option Health Plan of New Jersey, Inc.                                           29,015,000    (21,945,942)  67,218     7,136,276
Unrealized depreciation on fixed maturity securities                                                          (25,943)      (25,943)
Net loss for the period January 1, 1999 to
    March 31, 1999                                                                                (4,820,650)            (4,820,650)
                                                         --------------------------------------------------------------------------

Balance at March 31, 1999                                499,000,000  $1,011,941 $268,150,758  ($158,229,058) $41,275  $110,974,916
                                                         ==========================================================================



                             See accompanying notes

                           FOHP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     FOR THE PERIOD                 FOR THE PERIOD
                                                                    JANUARY 1, 1999                 JANUARY 1, 1998
                                                                   TO MARCH 31, 1999               TO MARCH 31, 1998
                                                                  -----------------------------------------------------
                                                                      (unaudited)                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (4,820,650)                     $ (889,685)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                      942,923                       1,036,713
      Interest cost converted to debt                                    625,227                         506,036
      Disposal of fixed assets                                            12,000                               -
      Unrealized depreciation on fixed maturity securities               (25,943)                              -
      Changes in operating assets and liabilities:
       Accounts receivable from owners/providers                      (5,949,236)                     (3,558,751)
       Other accounts receivable                                      (4,344,786)                       (160,423)
       Due from other affiliates                                       3,540,608                               -
       Income tax receivables                                                  -                      (1,331,638)
       Prepaid expenses and other current assets                         443,638                         212,993
       Restricted cash                                                (8,566,320)                     (4,785,370)
       Deferred tax asset                                             (1,632,941)                              -
       Other assets                                                      242,426                          10,900
       Medical claims payable to owners/providers                     (6,233,771)                     (6,875,578)
       Other medical claims payable                                   16,501,580                      (5,866,072)
       Accounts payable                                                3,409,130                         303,799
       Accrued expenses                                                2,946,072                         451,654
       Due to Foundation Health Systems, Inc.                           (707,500)                        644,562
       Due to QualMed, Inc.                                                    -                        (504,559)
       Due to other affiliates                                           984,043                               -
       Unearned premium revenue                                        1,363,101                      (6,635,635)
       Other liabilities                                                       -                          (8,054)
                                                                    --------------------------------------------
Net cash used in operating activities                                 (1,270,399)                    (27,449,108)
                                                                    --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and additions of furniture and equipment                    (3,276,115)                       (792,561)
                                                                    --------------------------------------------
Net cash used in investing activities                                 (3,276,115)                       (792,561)
                                                                    --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by Foundation Health Systems, Inc.                         -                       7,297,801
Purchase of marketable securities                                       (275,078)                              -
Addition of Physicians Health Services of
  New Jersey, Inc. shareholder equity                                  7,136,276                               -
                                                                    --------------------------------------------
Net cash used in financing activities                                  6,861,198                       7,297,801
                                                                    --------------------------------------------

Net (decrease) increase in cash and cash equivalents
 at the end of the period                                              2,314,684                     (20,943,868)
Cash and cash equivalents at the beginning of the period              44,052,058                      79,266,721
                                                                    --------------------------------------------
Cash and cash equivalents at the end of the period                  $ 46,366,742                    $ 58,322,853
                                                                    ============================================


Interest paid for the period                                        $     70,274                    $     73,336
                                                                    ============================================

State income taxes paid for the period                              $        200                    $      1,075
                                                                    ============================================



                             See accompanying notes
                                       6

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999




1.  GENERAL

FOHP, Inc. (the "Company" or "FOHP") serves as the holding company for its wholly-owned subsidiaries. The Company's principal operating subsidiary is Physicians Health Services of New Jersey, Inc.("PHS-NJ"), formerly known as First Option Health Plan of New Jersey, Inc. PHS-NJ, a New Jersey corporation formed in May 1993 as First Option Health Plan of New Jersey, Inc., received its Certificate of Authority ("COA") to operate as a health maintenance organization ("HMO") in New Jersey in June 1994. Other wholly-owned subsidiaries of the Company include First Option Health Plan of Pennsylvania, Inc., a Pennsylvania corporation, First Option Health Plan of Maryland, Inc., a Maryland corporation, and FOHP Agency, Inc., a New Jersey corporation, each formed in 1995. These other subsidiaries are not active. Since January 1, 1998, First Option Health Plan of New York, Inc., First Option Health Plan of Delaware, Inc. and First Option Dental, Inc., former inactive subsidiaries of the Company, have been dissolved.

The Company is a New Jersey corporation that was formed in May 1994. The Company was formed to effect the reorganization of PHS-NJ into a holding company structure (the "Reorganization"), which was consummated on June 8, 1995. The Reorganization was completed through an exchange of PHS-NJ's outstanding common stock for shares of the Company's Common Stock-NJ. In connection with the Reorganization, PHS-NJ distributed, as a dividend, all of the outstanding common stock of First Managed Care Option, Inc. ("FMCO") to the Company. Pursuant to the Reorganization, PHS-NJ and FMCO became wholly-owned subsidiaries of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The primary purpose of the Reorganization was to facilitate the formation of additional HMOs in states other than New Jersey. In December 1996, the Company sold all of the outstanding common stock of FMCO.

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

Effective December 8, 1997, through the conversion of debentures (the "Convertible Debentures") into shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), the Company became a 98% owned subsidiary of Foundation Health Systems, Inc. ("FHS"), a Delaware corporation. On December 31, 1998, FHS converted additional Convertible Debentures into shares of Common Stock, which increased its ownership interest to 99.6%.

On January 1, 1999, Physicians Health Services of New Jersey, Inc., a New Jersey corporation controlled by FHS which operated as an HMO in the State of New Jersey, merged with and into PHS-NJ pursuant to an Agreement and Plan of Merger dated October 26, 1998. In connection with the merger, PHS-NJ changed its name from First Option Health Plan of New Jersey, Inc. to Physicians Health Services of New Jersey, Inc. The purpose of the merger was to consolidate the operations of the HMOs controlled by FHS in the State of New Jersey into substantially one corporation. This merger was accounted for as a pooling of interest of entities under common control.

Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated November 16, 1998, FHS will acquire the remaining 0.4% outstanding ownership interest in the Company from the provider

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


shareholders of FOHP. In connection with the Merger, a provider shareholder of FOHP will be offered for his, her or its shares of Common Stock either the value of such shares at December 31, 1998 as determined by one or more independent appraisers or payment rights (one payment right per share). The payment rights would entitle provider shareholders to receive a payment of not less than $15 per share of Common Stock on or about July 1, 2001, provided that certain conditions are either satisfied or waived. The Merger Agreement is subject to several conditions, including shareholder and regulatory approval.

The Company is dependent upon FHS to provide sufficient capital to meet its operating and statutory financial requirements. It is the intention of FHS to provide such funds, as needed.

The Company generated a net loss of $4,820,650 for the three-month period ended March 31, 1999 and has an accumulated deficit of $158,229,058 at March 31, 1999. In order for the Company's principal operating subsidiary, PHS-NJ (See Note 5), to meet statutory net worth requirements set forth in its COA granted by the New Jersey Department of Banking and Insurance (the "DOI") and the New Jersey Department of Health and Senior Services (the "DOH") (the DOI and DOH are collectively referred to herein as the "Departments"), the Company must generate sufficient operating profits and/or obtain one or more capital contributions from FHS.

In connection with PHS-NJ's plan to remedy its statutory net worth deficiency at December 31, 1995, as set forth in a plan of action submitted to the Departments (See Note 5), the Board of Directors of the Company approved an investment by FHS of approximately $51.7 million into the Company effective April 30, 1997. FHS invested $51,701,121 into the Company through the purchase of a Convertible Debenture (the "Initial Convertible Debenture") convertible into 71% of the Company's outstanding equity, on a fully diluted basis. At the closing of the purchase of the Initial Convertible Debenture, which occurred on April 30, 1997, FHS converted $1,701,121 of the principal amount of the Initial Convertible Debenture into 168,109 shares of the Common Stock. On December 1, 1997, FHS converted the remaining $50,000,000 of principal into 4,941,049 shares of Common Stock. On December 8, 1997, due to the continued operating losses of PHS-NJ in 1997, FHS invested an additional $29,897,801 into the Company in exchange for a Convertible Debenture (the "New Convertible Debenture") in form and substance substantially similar to the Initial Convertible Debenture issued to FHS on April 30, 1997. Immediately upon receipt of the New Convertible Debenture, FHS converted $18,952,930 of the principal amount thereof into 92,804,003 shares of Common Stock, increasing FHS' ownership interest in the Company to approximately 98%.

On December 31, 1998, FHS converted $1,197,182 of principal of the New Convertible Debenture into 399,003,000 shares of Common Stock. After the conversion, 499,000,000 shares of Common Stock were outstanding, with FHS owning 496,916,161 of such shares or 99.6% of the fully diluted equity of the Company.

The price per share paid by FHS upon conversion of the Convertible Debentures was calculated in accordance with the Amended and Restated Securities Purchase Agreement (the "Amended Securities Purchase Agreement") entered into by FHS, the Company and PHS-NJ in connection with the sale of the Initial Convertible Debenture. The Convertible Debentures accrue interest at a variable rate adjusted on a calendar quarterly basis. Such interest is due and payable within ten days after the end of each calendar quarter. Any such interest not paid when due and payable is considered defaulted interest and shall be added to the principal amount of the Convertible Debentures. At March 31, 1999, $4,020,776 of defaulted interest is included in the principal amount of the Convertible Debentures.

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totaling $107,730,254 has been recorded to reflect the excess of FHS' purchase price over the appropriate fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. The goodwill is being amortized on a straight-line basis over 40 years. Amortization for the three-month period ended March 31, 1999 totaling $601,615 has been reflected in the statement of operations.

In December 1997, FHS also contributed an additional $24,000,000 to the Company to satisfy certain statutory net worth requirements applicable to PHS-NJ in return for additional subordinated debentures (the "Subordinated Debentures") which are not convertible into Common Stock, but otherwise have substantially the same terms as the Convertible Debentures. Further, FHS contributed $29,897,801 to FOHP as additional paid in capital to satisfy certain statutory net worth requirements applicable to PHS-NJ through March 31, 1999.

The financial information for the three month periods ended March 31, 1999 and March 31, 1998 included herein are unaudited. Such information includes all adjustments, including adjustments of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I -
Item 2 hereof.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The following is a summary of significant accounting policies of the Company:

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


RESTRICTED CASH

At March 31, 1999, PHS-NJ maintained $64,999,334 on deposit with the DOI, as required to meet its "Minimum Insolvency Deposit for Healthcare Expenditures" under current insurance regulations. In addition, PHS-NJ is required to maintain a $1,200,000 cash reserve with the Health Care Financing Administration ("HCFA") for its federal programs. As of March 31, 1999, PHS-NJ had $1,422,407 on deposit for its federal programs.

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

Certain premium revenue is earned under a contract between PHS-NJ and the State of New Jersey Department of Human Services, Division of Medical Assistance and Health Services ("NJDHS-DMAHS"). The contract with NJDHS is renewable annually. The contract can be suspended (by NJDHS-DMAHS) or terminated (by either party) upon the occurrence of certain events. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in PHS-NJ health plans. Members may disenroll at any time other than months 2 through 6 of membership and eligibility is determined by NJDHS-DMAHS.

Certain premium revenue is earned under a contract between PHS-NJ and HCFA for services provided to Medicare eligible recipients. The contract with HCFA is renewable annually. Premiums are earned monthly on a per capita basis, based on the number of eligible members enrolled in PHS-NJ health plans.

In 1996, Physicians Health Services of New Jersey, Inc. entered into marketing and reinsurance agreements with The Guardian Life Insurance Company of America ("Guardian"). Pursuant to quota share reinsurance agreements, the Company writes its HMO/POS In-Network business and cedes 50% to Guardian and writes its HMO/POS out-of-network business and cedes 100% to Guardian, which retrocedes 50% to PHS/Bermuda, Ltd., an affiliate of PHS-NJ. As part of the arrangement, the Company recovers from Guardian a specified portion of the administrative expense related to the activity.

Premiums ceded to Guardian under the above arrangement for the three-month period ended March 31, 1999 were approximately $6,493,500, and health care expenses ceded to Guardian under the above arrangement were approximately $1,202,000 for the same period.

OTHER REVENUE

Other revenue consists principally of fees for administrative service only contracts, which are recognized as income as services are rendered.

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


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

PHS-NJ's arrangements for commercial products with hospitals are primarily on a per diem reimbursement basis and with physicians on a discounted fee for service basis. Under the NJDHS-DMAHS for Medicaid, providers are reimbursed for health care services provided to Medicaid eligible members on a per member, per month capitation basis for primary care services, fee for service basis for specialty services and per diem arrangement for inpatient services.

PHS-NJ also contracts with another party for the arrangement of mental health services provided to enrollees in its health care plans. PHS-NJ pays for such services on a capitated basis. If the costs of such services are less than the capitation payments, the amount of any savings is shared equally by PHS-NJ and the servicer. If costs are greater than the capitation payments, any shortfall must be funded equally by PHS-NJ and the servicer.


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

PER SHARE DATA

Per share data are based on the weighted average number of shares of all classes of common stock outstanding during the comparative three-month periods ended March 31, 1999 and 1998 (499,000,000 in 1999 and 100,000,000 in 1998,
respectively).


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

The Convertible Debentures and Subordinated Debentures are due December 31, 2002 and accrue interest at a rate determined quarterly based on the rate charged to FHS under its credit facility (6.63% as of March 31, 1999). Interest is due and payable within ten days after the end of each quarter, subject to the terms noted above.

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


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


5.  STATUTORY NET WORTH AND DIVIDEND RESTRICTIONS

PHS-NJ, pursuant to its COA to operate an HMO in New Jersey, is required to maintain a minimum statutory net worth. In addition, the COA provides that if PHS-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement applicable to it, PHS-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, the Company learned that PHS-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement applicable to PHS-NJ. PHS-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action which outlined the actions which had been taken and measures to be used by PHS-NJ to correct the potential deficiency.

As part of the plan of action, on April 30, 1997, the Company sold the Initial Convertible Debenture to FHS in the principal amount of $51,701,120.38. The principal amount of the Initial Convertible Debenture was converted by FHS into 71% of FOHP's capital stock on a fully-diluted basis.

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


To facilitate the sale of the Initial Convertible Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by PHS-NJ in April 1996, subject to the Department's right to require PHS-NJ to submit a new plan of action if PHS-NJ failed to increase its net worth to 100% of the minimum statutory net worth requirement, provided that FHS guaranteed, in form satisfactory to the Commissioner of the DOI, that PHS-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to PHS-NJ. In December 1997, the Departments further agreed to permit PHS-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain certain benchmarks each quarter during 1998.

In December 1997, FHS contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to PHS-NJ in return for the New Convertible Debenture. Further, FHS contributed $29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to FOHP-NJ during 1998. At March 31, 1999, PHS-NJ was approximately $14,764,591 above the 100% of the minimum statutory net worth requirement.

In addition to the minimum statutory net worth requirements, PHS-NJ may not pay dividends to its parent without prior approval of the Commissioner of the DOI.


6.  RELATED PARTY TRANSACTIONS

Pursuant to an administrative management agreement entered into by FHS and FOHP in connection with the closing of the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS, or a designated subsidiary of FHS (Physicians Health Services, Inc.), a monthly management fee which is currently based on allocated corporate charges. For the three-month period ended March 31, 1999, the Company charged $7,925,779 to expense related to these management fees.

The  amounts  due to FHS at March 31,  1999 and March  31,  1998,  respectively, represent management fees payable and interest payable related to the Convertible Debentures (which haven't been converted to principal at March 31, 1999) and Subordinated Debentures. Amounts due to other affiliates, which are wholly-owned by FHS, represent cost allocations due for administration services. The balances due from Integrated Pharmacy Services, Inc. ("IPS") represent amounts due for payments made by the Company, on behalf of IPS, for pharmacy services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

         The Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization of PHS-NJ into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, PHS-NJ became a wholly-owned subsidiary of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The Company does not conduct, nor does management believe that it will conduct, any business. All health care benefit products and services are, and will be, provided by the Company's subsidiaries.

         PHS-NJ, a New Jersey corporation, was formed in May 1993 to operate as an HMO in the State of New Jersey. PHS-NJ received its COA in June 1994 to operate as an HMO in the service area encompassing the entire State of New Jersey and commenced operations on July 1, 1994. Pursuant to the Reorganization, PHS-NJ became a wholly-owned subsidiary of the Company on June 8, 1995. On January 1, 1999, Physicians Health Services of New Jersey, Inc., a New Jersey HMO controlled by FHS, merged with and into PHS-NJ. At the effective time of the merger, PHS-NJ changed its name to "Physicians Health Services of New Jersey, Inc." The purpose of the merger was to consolidate the FHS controlled operations in the State of New Jersey into primarily one corporation. Currently, PHS-NJ is the Company's principal subsidiary.

         PHS-NJ markets a comprehensive range of health care benefit plan products pursuant to contractual arrangements with physicians, hospitals and other health care providers. As of May 21, 1999, PHS-NJ had entered into provider agreements with 62 New Jersey hospitals and acute care institutions ("NJ Acute Care Institutions"), approximately 11,000 physicians licensed to practice in New Jersey ("NJ Practitioners") and approximately 75 other health care providers. The provider agreements have an initial term of one-year and are renewable annually. Such agreements with NJ Acute Care Institutions and other health care providers who are not NJ Practitioners may be terminated by mutual consent or, after the initial one-year term, by either party upon 90 days notice; agreements with NJ Practitioners may be terminated by either party upon 60 days notice. The agreements also may be terminated for breaches specified therein. The terms and conditions of provider agreements are not affected by whether the provider is, or is not, a shareholder of the Company. However, some agreements with shareholders that are NJ Acute Care Institutions and subscribers in PHS-NJ health plans are different from the subscriber agreements of non-shareholders in that premium rates for those NJ Acute Care Institutions are capped to be within a certain corridor (+/-4%) from their prior year premium rates. There are 24 NJ Acute Care Institutions with such subscriber agreements.

         PHS-NJ's agreements with NJ Acute Care Institutions provide for, among other things, a reimbursement schedule setting the amounts to be paid to the NJ Acute Care Institutions by PHS-NJ for services provided to members. The reimbursement schedule of a provider agreement between a NJ Acute Care Institution and PHS-NJ is individually negotiated. Rates paid to NJ Acute Care Institutions for services provided to members of PHS-NJ's health plans vary from institution to institution and are based on, among other things, the types of services provided by, and the location of, the NJ Acute Care Institution. Agreements with participating NJ Acute Care Institutions prohibit the NJ Acute Care Institutions from billing a member of a

PHS-NJ health plan for any services paid for under such plan except for any applicable co-payment, co-insurance, deductibles and non-covered services.

         NJ Practitioners are paid pursuant to a fee schedule established by PHS-NJ and are prohibited from billing members of a PHS-NJ health plan except for co-payments and non-covered services, if any. The fees paid to NJ Practitioners are based on a percentage of the fees payable under the fee schedule developed for Medicare. Co-payments, co-insurance and deductibles in amounts approved by PHS-NJ, are collected directly by the NJ Practitioner from the member.

         Subscriber contracts are entered into with large employer groups (more than 50 employees) and small employer groups (50 employees or less). Such contracts are generally for a term of one year, but may be cancelled by the employer group upon 30 days written notice. Under these contracts, PHS-NJ has agreed to provide the employer groups with health coverage in return for a monthly premium. PHS-NJ utilizes a system of community rating by class, adjusted (with respect to employer groups of 100 or more employees) by age, sex and industry classification, in determining its rates for various employers in the proposed service area. Premium revenue generated from subscriber contracts is recorded as revenue in the month in which subscribers are entitled to service. Premiums collected in advance are reported as unearned premium revenue.

         In 1996, Physicians Health Services of New Jersey, Inc. entered into marketing and reinsurance agreements with Guardian. Pursuant to quota share reinsurance agreements, the Company writes its HMO/POS In-Network business and cedes 50% to Guardian and writes its HMO/POS out-of-network business and cedes 100% to Guardian, which retrocedes 50% to PHS/Bermuda, Ltd., an affiliate of PHS-NJ. As part of the arrangement, the Company recovers from Guardian a specified portion of the administrative expense related to the activity.



         RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         PREMIUM REVENUE. For the three-month period ended March 31, 1999, medical premium revenue totaled $86.4 million or $3.5 million less than the $89.9 million of medical premium revenue generated during the same period in 1998. This decrease was due to reduced enrollment in PHS-NJ health benefit plans, specifically in the Medicare line of business. Approximately 29% of medical premium generated in 1999 and approximately 39% of medical premium generated in 1998 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in PHS-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS' Northeast Division, which is comprised of three health plans with a total of more than one million members in the New York tri-state area, and the merger of Physicians Health Services of New Jersey, Inc. into PHS-NJ, and that such inclusion and merger will result in a greater percentage of future premium revenue attributable to members who are not employees of NJ Acute Care Institutions.

         OTHER REVENUE. Other revenue, principally administrative fees, for the three-month period ended March 31, 1999 was $352 thousand compared to $875 thousand of other revenue for the same period of the prior year. Interest income for the first quarter of 1999 was $1.5 million, as compared to the $1.2 million generated in the first quarter of 1998.

         MEDICAL AND HOSPITAL SERVICES. Total expenses attributable to medical and hospital services for the three-month period ended March 31, 1999 were $86.3 million or $9.2 million higher than expenses incurred for the same period in 1998. This increase was a result of increased utilization in PHS-NJ health benefit plans, changes in the mix of products offered by PHS-NJ, and the establishment of a claims reserves within the high end of an actuarially determined range. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three-month period ended March 31, 1999 was 99.9% compared to 85.8% for the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $9.3 million for the three-month period ended March 31, 1999, including a $7.9 million administrative management fee charged by Physicians Health Services, Inc., a wholly-owned subsidiary of FHS, and $602 thousand interest expense associated with the Convertible Debentures and Subordinated Debentures issued to FHS, as compared to $16.0 million incurred for the same period in 1998. This decrease was primarily the result of recording a restructuring charge in 1998 representing estimated contract settlements, provisions for lease termination costs, employee termination benefits, write-down of the related assets and other miscellaneous items.

         OTHER EXPENSES. Depreciation and amortization expenses for the three-month period ended March 31, 1999 decreased by $100 thousand from the $1.0 million incurred during the same period in 1998. This decrease was primarily the result of disposal of certain assets included in the restructuring charge.



         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         PREMIUM REVENUE. For the three-month period ended March 31, 1998, medical premium revenue totaled $89.9 million or $5.9 million more than the $84.0 million of medical premium revenue generated during the same period in 1997. Approximately 38% of medical premium revenue generated in 1998 and approximately 36% of medical premium revenue generated in 1997 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in PHS-NJ health plans. The Company believes that the percentage of medical premium revenue attributable to NJ Acute Care Institutions will decrease as PHS-NJ's operations grow and PHS-NJ continues to benefit from current marketing efforts focused on commercial products which are not marketed directly to employees of providers of PHS-NJ. The Company also believes that it will benefit by its inclusion in the formation of FHS' Northeast Division, which is comprised of three health plans with a total of more than one million members in the New York tri-state area.

OTHER REVENUE. Other revenue, principally administrative fees, for the three-month period ended March 31, 1998 was $875 thousand compared to $686 thousand of other revenue for the same period of the prior year. Interest income for the first quarter of 1998 was $1.2 million, a $624 thousand increase from the $608 thousand generated in the first quarter of 1997. The increase in interest income was due to the larger cash reserves related to the investments by FHS in April 1997 and December 1997.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $16.0 million for the three-month period ended March 31, 1998, including a $635 thousand administrative management fee charged by FHS and $516 thousand interest expense associated with the Convertible Debentures and Subordinated Debentures, compared to $14.2 million incurred for the same period in 1997. The increase in selling, general and administrative expenses was the result of an increase in resources needed to reduce claims backlog as well as the payments of interest in 1998 associated with the Convertible Debentures and Subordinated Debentures.

OTHER EXPENSES. Depreciation and amortization expenses for the three-month period ended March 31, 1998 increased by $796 thousand from the $241 thousand incurred during the same period in 1997. This increase was mostly the result of amortization of goodwill associated with FHS' investment in the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         Gross proceeds of approximately $12,400,000, received by PHS-NJ from the private offering and sale of 826,708 shares of common stock in 1993, were sufficient to cover the expenses incurred by PHS-NJ in connection with the formation and development of its business. In order to fund its continuing development activities, PHS-NJ sold 744,445 shares of common stock in a public offering which closed on October 31, 1994. Gross proceeds received by PHS-NJ as a result of the sale of stock in the public offering amounted to $11,166,675. Further, in order to fund its continuing development of HMOs in New York, Pennsylvania and several other states, the Company sold 529,120 shares of Common Stock-NJ to NJ Practitioners in an offering which ended on September 1, 1995. Gross proceeds received by the Company as a result of the sale of Common Stock-NJ in the offering to NJ Practitioners amounted to $7,937,000.

         PHS-NJ is required by the Departments to maintain a minimum statutory net worth. In addition, if PHS-NJ's statutory net worth is, or is expected to be, less than 125% of the minimum statutory net worth requirement, PHS-NJ is required to submit to the Departments a plan of action to address the deficiency or expected deficiency. During the first quarter of 1996, the Company learned that PHS-NJ's statutory net worth as of December 31, 1995 may have been below 125% of the minimum statutory net worth requirement. PHS-NJ addressed this potential deficiency by submitting to the Departments in April 1996 a plan of action, which outlined the actions taken and measures to be used by PHS-NJ to correct the potential deficiency.

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

         To facilitate the sale of the Initial Convertible Debenture to FHS, the Departments agreed to rescind their conditions attached to their approval of the plan of action submitted by PHS-NJ in April 1996, subject to the Departments' right to require PHS-NJ to submit a new plan of action if PHS-NJ failed to increase its net worth to 100% of the minimum statutory net worth requirement by December 31, 1997. In addition, the Departments agreed that subsequent to December 31, 1997, PHS-NJ will only be required to maintain net worth at 100% of the minimum statutory net worth requirement applicable to it, and not 125% of the minimum statutory net worth requirement as required prior to the sale of the Initial Convertible Debenture, provided that FHS guaranteed, in form satisfactory to the Commissioner of the DOI, that PHS-NJ's net worth will be maintained at a level equal to or in excess of 100% of the minimum statutory net worth requirement applicable to PHS-NJ. In December 1997, the Departments further agreed to permit PHS-NJ's net worth to remain below 100% until December 31, 1998, provided that it attain certain benchmarks each quarter during 1998.

         In connection with the sale of the Initial Convertible Debenture, FHS and the Company entered into a letter agreement which clarified FHS' right under the Amended Securities Purchase Agreement to infuse additional capital into the Company in the event that it is determined that PHS-NJ needs capital to meet applicable statutory net worth requirements (referred to herein as a "Net Capital Shortfall"). Pursuant to the letter agreement, FHS had the right to, at any time prior to December 31, 1997, contribute up to $5,000,000 in additional capital to the Company to be used in connection with certain anticipated liabilities and contribute such additional amounts that may be projected to be required from time to time (based upon reasonable projections prepared by FHS taking into account anticipated full year 1997 operating results) in order for PHS-NJ to meet 100% of the minimum statutory net worth requirement as of December 31, 1997. In the event that FHS contributed additional capital to the Company to meet a Net Capital Shortfall or projected Net Capital Shortfall in accordance with the terms of the Amended Securities Purchase Agreement, as clarified by the letter agreement, FHS would be issued additional Convertible Debentures.

         Effective December 1, 1997, FHS converted the remaining $50 million of the principal amount of the Initial Convertible Debenture, dated as of April 30, 1997, into 4,941,049 shares of Common Stock. After the conversion, FHS owned 5,109,158 shares of the 7,195,997 shares of Common Stock then outstanding, which represented 71% of the fully diluted equity of the Company.

         In order to satisfy certain statutory net worth requirements applicable to PHS-NJ and in accordance with the Amended Securities Purchase Agreement, FHS elected on December 8, 1997 to infuse $29 million into the Company in exchange for the New Convertible Debenture. Immediately upon receipt of the New Convertible Debenture, FHS converted approximately $18,952,930 of the principal amount thereof into 92,804,003 shares of Common Stock. After the partial conversion of the New Convertible Debenture, FHS owned 97,913,161 shares of the

100,000,000   shares  of  Common  Stock  then  outstanding,   which  represented
approximately 98% of the fully-diluted equity of the Company.

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

         On December 31, 1998, FHS converted $1,197,182 of the principal amount of the New Convertible Debenture into 399,003,000 shares of Common Stock. After this conversion, 499,000,000 shares of Common Stock were outstanding, with FHS owning 496,916,161 of such shares or approximately 99.6% of the fully-diluted equity of the Company. The price per share paid by FHS upon conversion of the New Convertible Debenture was calculated in accordance with the Amended Securities Purchase Agreement entered into by FHS, the Company and PHS-NJ in connection with the sale of the Initial Convertible Debenture.

         In December 1997, FHS also contributed an additional $24 million to the Company to satisfy certain statutory net worth requirements applicable to PHS-NJ in return for Subordinated Debentures. Further, FHS contributed $29,897,801 to the Company as additional paid in capital to satisfy certain statutory net worth requirements applicable to PHS-NJ during 1998.

         On January 1, 1999, Physicians Health Services of New Jersey, Inc., a New Jersey corporation controlled by FHS which operated as an HMO in the State of New Jersey, merged with and into PHS-NJ pursuant to an Agreement and Plan of Merger dated October 26, 1998. In connection with the merger, PHS-NJ changed its name from First Option Health Plan of New Jersey, Inc. to Physicians Health Services of New Jersey, Inc. The purpose of the merger was to consolidate the operations of the HMOs controlled by FHS in the State of New Jersey into substantially one corporation.

         Pursuant to new HMO regulations adopted in the State of New Jersey, PHS-NJ is required to maintain a "Minimum Insolvency Deposit for Health Care Expenditures." As of March 31, 1999, the deposit covering two months of incurred health care expenditures is approximately $65.0 million. The initial deposit, or $12.5 million, was made by September 30, 1997. An additional $4.6 million was deposited on March 31, 1998, $9.5 million was deposited on April 2, 1998, $14.6 million was deposited on June 30, 1998 and $14.1 million was deposited on September 30, 1998. These deposits (including the PHS-NJ deposit of $7.9 million added from the merger of Physicians Health Services of New Jersey, Inc. into PHS-NJ plus interest earned) have been deemed sufficient in accordance with the HMO regulations and therefore no additional deposits should be required.

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

         Set forth below is a brief description of FHS' effort to address the Year 2000 issue:

         PROJECT STATUS. The Year 2000 effort for FHS has the highest priority of technology projects and has the full support of FHS' management. The project has dedicated resources with multiple teams to address its unique systems environment. Uniform project management techniques have been adopted with overall oversight responsibility residing with FHS' Chief Technology Officer, assisted by a special project manager hired by FHS. An executive management committee is also actively and directly involved in an oversight capacity in FHS' Year 2000 project and receives monthly reports from the project manager. In addition, the project manager regularly meets with FHS' audit committee to further discuss FHS' Year 2000 issues.

         FHS is addressing its Year 2000 issues in several ways. Selected systems are being retired with the business functions being converted to Year 2000 compliant systems. A number of the FHS' systems include packaged software from large vendors that FHS is closely monitoring to ensure that those systems are Year 2000 compliant. FHS believes that vendors will make timely updates available to ensure that all remaining purchased software is Year 2000 compliant. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff. FHS has engaged IBM Global Services to assist in the program management of the project. In addition, FHS has assessed its third party relationships with respect to non-information technology assets and services, has retained IBM's The Wilkerson Group, and is developing contingency plans to provide continuity of material relationships. Legal consultants have been retained to assist with insurance review and assessment of FHS' obligations and rights.

         FHS has divided its Year 2000 effort into five phases: (1) Assessment and Strategy; (2) Detailed Analysis and Planning; (3) Remediation; (4) Testing and Implementation; and (5) Certification. During the first quarter of 1999, FHS made substantial progress in its efforts to address Year 2000 issues. FHS has established the third quarter of 1999 to complete all phases and is endeavoring to accelerate completion ahead of that time. The following table sets forth the estimated percentage completion of each of FHS' Year 2000 phases with respect to its Year 2000 project overall.




                               Phase 1   Phase 2   Phase 3   Phase 4   Phase 5
                               -------   -------   -------   -------   -------
Overall - May 1999              100%       100%       93%      55%        3%


Overall - February 1999         100%        83%       54%      11%        0%
(as reported in FHS'
Annual Reporton Form
10-K)
         THIRD PARTIES. FHS' inventory of third party relationships has identified general purpose utility vendors, care delivery organizations (such as providers), and customer service vendors and certain other entities as strategically important to FHS. The assessment continues and is expected to be completed within the second quarter of 1999. FHS is also in the process of following-up with the important third parties identified in the assessment to help ensure that the relationships will not be materially interrupted or affected by the Year 2000 problem. There can be no assurance that the systems of other companies on which the Company and FHS rely will be compliant on a timely basis, or that the failure by a third party to be compliant would not have a material adverse affect on the Company or FHS.

         COSTS. FHS is evaluating on an on-going basis the related costs to resolve its potential Year 2000 problems. FHS has reduced its estimate of the total cost for the project from approximately $42.7 million to $36-$40 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by FHS. The decrease is a result principally of a reduction in the anticipated duration of the employment of outside consultants and contractors and a shift of certain responsibilities to inside labor. Through the first quarter of 1999, FHS expended approximately $20.2 million relating to, among other things, the cost to repair or replace software and related hardware problems, the cost of assessment, analysis and planning and internal and external communications. FHS currently estimates that the percentages of its total expenditures for Year 2000 issues will be approximately as follows: 35% for internal costs, 20% for outside consultants and contractors, and 35% for software-related and hardware-related costs. FHS has established a line-item in its overall operating budget specifically to cover Year 2000 costs. The operating subsidiaries for each line of business of FHS, however, are paying for the costs of assessment, planning, remediation and testing of Year 2000 issues for their respective operations.

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

         CONTINGENCY PLANNING. An important part of FHS' Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. FHS has completed its assessment of its mission critical business functions and has sought to prioritize them in order to address the most critical issues first in remediation efforts and to develop alternatives to these critical processes as part of contingency planning. A mission critical business activity or system is one that cannot be without an automated or functional system for a period of 21 days without causing significant business impact to the particular line of business. Among other things, FHS' divisions have assessed potential negative impacts on a valid member's ability to receive services, the ability to generate revenue, the need for additional expenditures, compliance with legal, regulatory or accreditation requirements, meeting contractual obligations and reimbursing providers, vendors and agents. FHS is in the process of documenting and validating its contingency plans and expects to complete such process by the end of the second quarter of 1999. FHS currently anticipates that its contingency plans will include the use of manual as well as on-line files of its members to avoid disruption in the verification of membership and eligibility for the provision of health care services to its members.

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

         FHS has been formally communicating with others with whom it does significant business to determine their Year 2000 issues. FHS is currently projecting to complete its assessment of third party risks by the end of the second quarter of 1999. There can be no assurances that the systems of other companies on which the Company's or FHS' systems rely will be Year 2000 ready, that any Year 2000 problems of such companies will be timely remedied, or that the failure by another company to be Year 2000 ready would not have a material adverse affect on the Company or FHS.

         Forward-looking statements contained in this Year 2000 section should be read in connection with the Company's cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in these forward-looking statements, which cautionary statements are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The information contained herein is intended to be a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 enacted on October 19, 1998.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 11 - Computation of Earnings Per Share.

Exhibit 27 - Financial Data Schedule.

Reports on Form 8-K - For the three-months ended March 31, 1999, the Company filed the following Current Report on Form 8-K with the Securities and Exchange
Commission:

Form 8-K (Item 2 - Acquisition or Disposition of Assets), date of earliest event reported January 1, 1999, with respect to the merger of Physicians Health
Services of New Jersey, Inc. with and into First Option Health Plan of New Jersey, Inc., and amendment no. 1 thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOHP, INC.
                                     ---------------------------------------
                                                  (Registrant)


    MAY 21, 1999                     /s/  Thomas W. Wilfong
    -----------                      ---------------------------------------
        Date                                      (Signature)**

                                                THOMAS W. WILFONG
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


    MAY 21, 1999                     /s/ Marc M. Stein
    -----------                      ---------------------------------------
        Date                                      (Signature)**

                                                    MARC M. STEIN
                                     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                           FOHP, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE




                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1999            1998
                                                  -----------------------------


Net Loss                                          $  (4,820,650)    $  (889,685)
                                                  =============================


Weighted average number of common shares:
  Shares outstanding quarter ended 3/31/99          499,000,000

  Shares outstanding quarter ended 3/31/98                          100,000,000

Weighted average shares outstanding                 499,000,000     100,000,000
                                                  =============================


NET LOSS PER COMMON SHARE                         $       (0.01)   $      (0.01)
                                                  =============================