Form 10-Q/A
period 1999-03-31
FOHP INC
filed 1999-06-09
CIK 937817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A-1


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                                                     FOHP, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31,           DECEMBER 31,
                                                                                                  1999                       1998
                                                                                              ------------------------------------
                                                                                               (unaudited)               (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  45,603,700         $  44,052,058
  Marketable securities                                                                            275,078                     -
  Accounts receivable from owners/providers, net of allowances for doubtful accounts
    and retroactive terminations of $1,524,149 in 1999 and $1,546,616 in 1998                   11,087,437             5,138,201
  Other accounts receivable, net of allowance for doubtful accounts and retroactive
    terminations of $653,206 in 1999 and $662,836 in 1998.                                       9,263,630             4,918,844
  Due from Integrated Pharmacy Services, Inc.                                                      763,042             3,540,608
  Prepaid and other current assets                                                                  69,435               513,073
                                                                                             -----------------------------------
Total current assets                                                                            67,062,322            58,162,784

  Restricted cash                                                                               66,421,741            57,855,421
  Furniture and equipment, net                                                                   4,724,642             1,730,136
  Goodwill, net of accumulated amortization of $3,366,570 in 1999 and $2,693,256 in 1998        95,564,543            96,237,857
  Deferred tax asset                                                                             5,575,739             3,942,798
  Other assets                                                                                     107,993               350,419
                                                                                             -----------------------------------
Total assets                                                                                 $ 239,456,980         $ 218,279,415
                                                                                             ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims payable to owners/providers                                                 $  11,873,171         $  18,106,942
  Other medical claims payable                                                                  58,751,110            42,249,530
  Accounts payable                                                                               3,624,985               215,855
  Accrued expenses, including restructuring accrual of approximately $1,207,753
      in 1999 and $1,577,000 in 1998                                                            12,458,607             9,512,535
  Due to Foundation Health Systems, Inc.                                                           738,959             1,446,459
  Due to other affiliates                                                                        1,597,032               612,989
  Unearned premium                                                                               2,568,012             1,204,911
                                                                                             -----------------------------------
Total current liabilities                                                                       91,611,876            73,349,221

  Convertible debentures payable to Foundation Health Systems, Inc.                             11,336,934            11,131,386
  Subordinated debentures payable to Foundation Health Systems, Inc.                            25,533,254            25,113,575
                                                                                             -----------------------------------
Total liabilities                                                                              128,482,064           109,594,182

Shareholders' equity:
  Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued or outstanding
  Common Stock, $.01 par value, 499,000,000 shares authorized,
     issued and outstanding                                                                      1,011,941             1,011,941
  Additional paid-in capital                                                                   268,150,758           239,135,758
  Accumulated deficit                                                                         (158,187,783)         (131,462,466)
                                                                                             -------------         -------------
Total shareholders' equity                                                                     110,974,916           108,685,233
                                                                                             -------------         -------------
Total liabilities and shareholders' equity                                                   $ 239,456,980         $ 218,279,415
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
                                                                    ====================================


                             See accompanying notes

                           FOHP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY


                                                               COMMON STOCK                                           TOTAL
                                                         -----------------------   ADDITIONAL                        SHAREHOLDERS
                                                                          PAR        PAID-IN      ACCUMULATED        (DEFICIENCY)
                                                            SHARES       VALUE       CAPITAL       DEFICIT              EQUITY
                                                         ---------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                               100,000,000  $1,000,000   $208,053,796  $(136,620,579)     $ 72,433,217

Redemption of Common Stock                                    (3,000)        (30)        (1,050)                          (1,080)
Issued Common Stock (December 31, 1998 at
     $.003 per share)                                    399,003,000      11,971      1,185,211                        1,197,182
Net income for the period January 1, 1998 to
    December 31, 1998                                                                                5,158,113         5,158,113
Capital contributed by Foundation Health
    Systems, Inc.                                                                    29,897,801                       29,897,801
                                                         --------------------------------------------------------------------------
Balance at December 31, 1998 (audited)                   499,000,000   1,011,941    239,135,758   (131,462,466)      108,685,233

Increase in equity due to merger of Physicians
  Health Services of New Jersey, Inc. into First
  Option Health Plan of New Jersey, Inc.                                             29,015,000    (21,904,667)        7,110,333
Net loss for the period January 1, 1999 to
    March 31, 1999                                                                                  (4,820,650)       (4,820,650)
                                                         --------------------------------------------------------------------------

Balance at March 31, 1999                                499,000,000  $1,011,941   $268,150,758  $(158,187,783)     $110,974,916
                                                         ==========================================================================



                             See accompanying notes

                           FOHP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     FOR THE PERIOD                 FOR THE PERIOD
                                                                    JANUARY 1, 1999                 JANUARY 1, 1998
                                                                   TO MARCH 31, 1999               TO MARCH 31, 1998
                                                                  -----------------------------------------------------
                                                                      (unaudited)                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (4,820,650)                     $ (889,685)
Adjustments to reconcile net loss to cash;
       Depreciation and amortization                                     942,923                       1,036,713
       Interest cost converted to debt                                   625,227                         506,036
       Loss on disposal of fixed assets                                   12,000                               -
      Changes in operating assets and liabilities:
       Accounts receivable from owners/providers                      (5,949,236)                     (3,558,751)
       Other accounts receivable                                       5,767,081                        (160,423)
       Due from other affiliates                                      13,256,202                               -
       Income tax receivables                                                  -                      (1,331,638)
       Prepaid expenses and other current assets                         580,999                         212,993
       Restricted cash                                                  (560,204)                     (4,785,370)
       Deferred tax asset                                               (533,286)                              -
       Other assets                                                      242,426                          10,900
       Medical claims payable to owners/providers                     (6,233,771)                     (6,875,578)
       Other medical claims payable                                    2,822,667                      (5,866,072)
       Accounts payable                                                2,021,916                         303,799
       Accrued expenses                                                1,750,416                         451,654
       Due to Foundation Health Systems, Inc.                           (707,500)                        644,562
       Due to QualMed, Inc.                                                    -                        (504,559)
       Due to other affiliates                                          (108,796)                              -
       Unearned premium revenue                                       (7,343,630)                     (6,635,635)
       Other liabilities                                                       -                          (8,054)
                                                                    --------------------------------------------
Net cash provided by (used in) operating activities                    1,764,784                     (27,449,108)
                                                                    --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities                                      (275,078)                              -
Physicians Health Services of New Jersey, Inc.
  December 31, 1998 cash and cash equivalents                          2,936,052                               -
Purchases and additions of furniture and equipment                    (2,874,116)                        792,561
                                                                    --------------------------------------------
Net cash used in investing activities                                   (213,142)                        792,561
                                                                    --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by Foundation Health Systems, Inc.                         -                       7,297,801
                                                                    --------------------------------------------

Net increase (decrease) in cash and cash equivalents
 at the end of the period                                              1,551,642                     (20,943,868)
Cash and cash equivalents at the beginning of the period              44,052,058                      79,266,721
                                                                    --------------------------------------------
Cash and cash equivalents at the end of the period                  $ 45,603,700                    $ 58,322,853
                                                                    ============================================

Interest paid for the period                                        $     70,274                    $     73,336
                                                                    ============================================
State income taxes paid for the period                              $        200                    $      1,075
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

On January 1, 1999, Physicians Health Services of New Jersey, Inc., a New Jersey corporation controlled by FHS which operated as an HMO in the State of New Jersey, merged with and into PHS-NJ pursuant to an Agreement and Plan of Merger dated October 26, 1998. In connection with the merger, PHS-NJ changed its name from First Option Health Plan of New Jersey, Inc. to Physicians Health Services of New Jersey, Inc. The purpose of the merger was to consolidate the operations of the HMOs controlled by FHS in the State of New Jersey into substantially one corporation. This merger was accounted for as a pooling of interest of entities under common control. Accordingly, the results of operations for the three months ended March 31, 1999, include the results of the merged entity.

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

                           FOHP, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999


In connection with the purchase by FHS of the Company's Common Stock through the conversion of Convertible Debentures, goodwill totaling $107,730,254 has been recorded to reflect the excess of FHS' purchase price over the estimated fair value of the net assets acquired. The acquisition was treated as a purchase for accounting purposes. The goodwill is being amortized on a straight-line basis over 40 years.

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


6.  RELATED PARTY TRANSACTIONS

Pursuant to an administrative management agreement entered into by FHS and FOHP in connection with the closing of the Amended Securities Purchase Agreement with FHS, the Company is required to pay FHS, or a designated subsidiary of FHS (Physicians Health Services, Inc.), a monthly management fee which is currently based on allocated corporate charges, including substantially all general and administrative expenses previously paid separately by FOHP. For the three-month period ended March 31, 1999, the Company charged $7,925,779 to expense related to these management fees.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

         The Company, a New Jersey corporation, was formed in May 1994 to effect the Reorganization of PHS-NJ (formerly First Option Health Plan of New Jersey, Inc.) into a holding company structure. The Reorganization was consummated on June 8, 1995. Pursuant to the Reorganization, PHS-NJ became a wholly-owned subsidiary of the Company. Prior to the Reorganization, the Company did not conduct any business nor did it have any significant assets or liabilities. The Company does not conduct, nor does management believe that it will conduct, any business. All health care benefit products and services are, and will be, provided by the Company's subsidiaries.

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



         RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         PREMIUM REVENUE. For the three-month period ended March 31, 1999, medical premium revenue totaled $86.4 million or $3.5 million less than the $89.9 million of medical premium revenue generated during the same period in 1998. This decrease was due to reduced enrollment in PHS-NJ health benefit plans, specifically in the Medicare line of business and by certain NJ Acute Care Institutions. Approximately 29% of medical premium generated in 1999 and approximately 39% of medical premium generated in 1998 was attributable to NJ Acute Care Institutions, which are obligated to enroll their employees in PHS-NJ health plans. The Company believes that it will benefit by its inclusion in the formation of FHS' Northeast Division, which is comprised of three health plans with a total of more than one million members in the New York tri-state area, and the merger of Physicians Health Services of New Jersey, Inc. into PHS-NJ, and that such inclusion and merger will result in a greater percentage of future premium revenue attributable to members who are not employees of NJ Acute Care Institutions.

         OTHER REVENUE. Other revenue, principally administrative fees, for the three-month period ended March 31, 1999 was $352 thousand compared to $875 thousand of other revenue for the same period of the prior year. Interest income for the first quarter of 1999 was $1.5 million, as compared to the $1.2 million generated in the first quarter of 1998.

         MEDICAL AND HOSPITAL SERVICES. Total expenses attributable to medical and hospital services for the three-month period ended March 31, 1999 were $86.3 million or $9.2 million higher than expenses incurred for the same period in 1998. This increase was a result of increased utilization in PHS-NJ health benefit plans, changes in the mix of products offered by PHS-NJ, and the establishment of higher initial claims reserves in 1999. In addition, the medical loss ratio (i.e., the percentage of each premium dollar used to pay medical expenses) for the three-month period ended March 31, 1999 was 99.9% compared to 85.8% for the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $9.9 million for the three-month period ended March 31, 1999, including a $7.9 million administrative management fee charged by Physicians Health Services, Inc., a wholly-owned subsidiary of FHS, and $602 thousand interest expense associated with the Convertible Debentures and Subordinated Debentures issued to FHS, as compared to $16.0 million incurred for the same period in 1998. This decrease was primarily attributable to certain synergies realized in the last quarter of 1998 and first quarter of 1999 from a restructuring plan established during fiscal year 1997. Such restructuring plan was related to the anticipated merger of Physicians Health Services of New Jersey, Inc. and First Option Health Plan of New Jersey, Inc. which was effected January 1, 1999.


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


                                                    FOHP, INC.
                                     ---------------------------------------
                                                  (Registrant)


   JUNE 8, 1999                      /s/  Thomas W. Wilfong
   ------------                      ---------------------------------------
       Date                                       (Signature)**

                                                THOMAS W. WILFONG
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


   JUNE 8, 1999                      /s/ Marc M. Stein
   ------------                      ---------------------------------------
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